Form 10KSB
period 1995-12-31
CRONUS CORP
filed 1997-04-02
CIK 317810

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE 	ACT OF 1934
For the fiscal year ending December 31,1995

OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE 	ACT OF 1934
For the transition period from___________ to _____________

Commission File No. 0000-9297

CRONUS CORPORATION
( Formerly Thunderstone Group, Inc. )


NEVADA						36-3890744
(State or other jurisdiction 		(I.R.S. Employer
of incorporation or organization)	Identification Number)

7660 E. BROADWAY BLVD., TUCSON, ARIZONA 	85710
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code
	(520) 885-1220

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant		Title of Class
 to Section 12(g) of the Act:				Common

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ ]

The issuer's revenues for its most recent fiscal year is: $0

As of December 31,1995 there was no aggregate market value of voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	 Class  			Outstanding as of February 28,1997
$.001 PAR VALUE COMMON STOCK			11,453,106 SHARES


DOCUMENTS INCORPORATED BY REFERENCE:
1. Reorganization Stock Exchange Agreement with Perimeter Bicycling Association of America, Inc. 8-K November 30, 1995.
2. Reorganization Stock Exchange Agreement with Amateur Golf Association of America, Inc. 8-K November 30, 1995.
3.  Reorganization Stock Exchange Agreement with TGI Inc.  8-K
December 13, 1995.
4.  Purchase Agreement with Black Diamond Mining Corporation.  8-
K May 23, 1996.
5. Reorganization Agreement with Black Diamond Mining Corporation. 8-K July 31, 1996.
6.  Asset Purchase Agreement with El Tour de Tucson, Inc.  8-K
July 31, 1996.
7. Termination of Reorganization Agreement with Black Diamond Mining Corporation. 8-K December 20, 1996.




PART 1

ITEM 1. Business

History of the Company.

The Company was incorporated in Nevada as TR-3 Industries, Inc. in 1979. Together with its subsidiary, TR-3 Chemical Corporation, TR-3 Industries was involved in the manufacture and sale of TR-3 Resin Glaze, a cleanser and polisher for automobiles. The products were sold internationally through mass marketing distributors. TR-3 Industries, Inc. filed a registration statement on Form 10 with the Securities and Exchange Commission for the purpose of registering its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Act"). Such registration was filed on June 23, 1980.

In 1982, TR-3 Industries, Inc. and its wholly owned subsidiary TR-3 Chemical Corporation (a California corporation), filed a Chapter 11 proceeding in the U.S. Bankruptcy Court, Central District of California, Docket Number SA82-3767. The case was converted to a proceeding under Chapter 7 of the Bankruptcy Code in January, 1986.
The proceedings were concluded and the bankruptcy case was closed pursuant to an order issued by the U.S. Bankruptcy Court on June 11, 1992. In connection therewith, the assets of TR-3 Industries and TR-3 Chemical Corporation were liquidated and applied to satisfy liabilities to the extent of available assets. Because liabilities of a corporation cannot be discharged pursuant to a Chapter 7 proceeding, the unsatisfied liabilities of TR-3 Industries, Inc. and TR-3 Chemical Corporation remained outstanding after the closing of the Chapter 7 bankruptcy case.

The unsatisfied liabilities of TR-3 Industries, Inc. and TR-3 Chemical Corporation may have been assumed by the Company, as successor to TR-3 Industries, Inc. Current management of the Company only has limited information regarding the amount and nature of unsatisfied liabilities of TR-3 Industries Inc. and TR-3 Chemical Corporation, and is unable to quantify the amount of such unsatisfied liabilities that may now constitute liabilities of the Company. However, management of the Company notes that the liabilities of TR-3 Industries, Inc. and TR-3 Chemical Corporation, as scheduled in their Chapter 11 reorganization petition, amounted to approximately $4,500,000 of secured and unsecured debt, held by 248 holders, and various unquantified contingent liabilities, including ten pending lawsuits, and that, as set forth in the final accounting of the Chapter 7 case, the assets of TR-3 Industries, Inc. and TR-3 Chemical Corporation were applied to satisfy approximately $30,000 of such debt. TR-3 Chemical Corporation was suspended under California law on July 2, 1984.

On June 14, 1995, the Company changed its name to Diversified American Industries, Inc. On November 13, 1995 the Company changed its name to Thunderstone Group Inc.

On November 30, 1995 all of the outstanding stock of the Amateur Golf Association of America, Inc. ("AGAA"), a company involved in promoting and staging amateur golf tournaments, was acquired by the Company through a reorganization stock exchange agreement. The assets of AGAA included franchise rights, trademarks, tournament rights, capital assets and membership list. The Shareholders of AGAA were issued 614,000 shares of the Company"s Common Stock in exchange for 100% of AGAA's outstanding stock.

On December 5, 1995 all of the outstanding stock of the Perimeter Bicycling Association of America, Inc. ("PBAA"), a company involved in international bicycle event promoting, staging and publications, was acquired by the Company through a reorganization stock exchange agreement. The assets of PBAA included the rights to four bicycling events, a monthly and annual publication, capital assets and membership list. The principal shareholders of PBAA were issued 750,000 shares of the Company"s Common Stock in exchange for 100% of PBAA's outstanding stock.

On December 13, 1995 all of the outstanding stock of TGI Inc. ("TGII"), a niche marketing company providing goods and services in the entertainment industry, was acquired through a reorganization stock exchange agreement. TGII held various video, radio and recording assets. The shareholders of TGII were issued a total of 2,000,000 shares of the Company"s Common Stock in exchange for 100% of TGII"s outstanding stock.


On February 27, 1996 the Company sold all of the stock of both AGAA and TGII, to Applied Logic Inc., pursuant to an Assignment and Release Agreement, in exchange for 3,114,000 shares of the Company"s Common Stock. Such 3,114,000 shares of Common stock consisted of (i) the 614,000 shares previously issued to the former shareholders of AGAA, (ii) 2,000,000 shares previously issued to the former shareholders of TGII, and (iii) 500,000 shares previously issued in payment of consulting fees in connection with the original acquisition of TGII, all of which were transferred by the holders thereof to Applied Logic, Inc., and then by Applied Logic, Inc. to the Company, pursuant to the Assignment and Release Agreement. Also pursuant to the agreement, Applied Logic, Inc. issued shares of its common stock to the former shareholders of AGAA and TGII. In addition, AGAA, TGII and their former shareholders agreed to release the Company from all liabilities the Company might have to any of them in connection with the matters arising prior to the date of the Assignment and Release Agreement, and the Company agreed to release AGAA, TGII and their former shareholders from all liability any of them might have to the Company in connection with matters arising prior to the date of such agreement. Pursuant to such agreement, the Company received a note for $500,000.00 and 500,000 shares of Applied Logic, Inc. common stock for those assets.

On March 4, 1996, the Company changed its name to Cronus
Corporation.

On March 31, 1996 the Company entered into an agreement with the Black Diamond Mining Corporation to purchase the Lelan-Dividend Mine Group assets. The Company agreed to issue 2,250,000 shares of its Common Stock for the purchase of the Lelan-Dividend Mine Group assets owned by Black Diamond Mining Corporation. Subsequently, while waiting for the appraisal and audited financial statements, a new agreement was negotiated. The new agreement consisted of a Reorganization and Stock Exchange Agreement between Cronus Corporation and Black Diamond Mining Corporation which was signed May 23, 1996. While this agreement was in effect, the parties formulated a second reorganization agreement on July 8, 1996 in the form of a reverse triangular merger for tax purposes. Pursuant to the merger agreement, the shareholders of Black Diamond Mining Corporation"s sole shareholder were to have acquired shares of the Company"s Common Stock constituting 80% of the outstanding Common Stock of the Company.

On July 19, 1996 PBAA, then a wholly owned subsidiary of Cronus Corporation, sold substantially all of its assets, other than shares of the Company"s Common Stock held by PBAA, to EI Tour De Tucson, Inc., a Arizona non-profit corporation, as provided for in an Asset Purchase Agreement. As consideration for such sale, El Tour de Tucson, Inc. assumed PBAA's outstanding obligations. On August 7, 1996, Perimeter Bicycling Association of America, Inc. changed its name to Sunorc, Inc.

On December 11, 1996, the Company and Black Diamond Mining Corporation agreed to terminate the reorganization Agreement, due to questions that had arisen regarding the appraisals of the Leland-Dividend Mine Group assets. Subsequently, share certificates previously delivered to Black Diamond Mining Corporation's shareholders pending closing of the merger were returned to the Company and certain affiliates of Black Diamond Mining Corporation transferred their interests in certain mining claims to the Company as consideration for certain testing and development expenditures made by the Company in connection with the Leland-Dividend mine Group assets. The mining claims transferred to the Company consist of the Black Diamond Lode Mining Claims and Gila Gold Placer Claims, which are more fully described below under the Properties section.

Business of Issuer.

Original Business.
The Company originally was engaged in the manufacture and sale of TR-3 Resin Glaze, a cleanser and polish for automobiles. In 1988, the Company divested itself of assets related to such business in connection with its bankruptcy.
See History of Company above.

The Company did not engage in any further business until November 13, 1995, when it recommenced business through the acquisition of the stock of AGAA, PBAA and TGII. See History of Company above. During the fiscal year ended December 31, 1995, the Company engaged in various sports promotion and entertainment businesses through three wholly owned subsidiaries: The Amateur Golfers Association of America, Inc. ("AGAA"), Perimeter bicycling Association of America, Inc. ("PBAA") and TGI Inc. ("TGII"). Both AGAA and TGII were sold on February 27, 1996. The assets of PBAA were sold on July 19, 1996.

AGAA:
The Amateur Golfer's Association of America was formed in 1991 as a membership driven organization, similar to AARP, that intended to service the needs of amateur golfers in the United States and to raise revenues by providing goods, services and benefits to its members. AGAA anticipated that it would generate revenue through the sale of individual memberships in AGAA and the sale of sponsorship to national AGAA sanctioned tournaments, similar to the Ryders Cup. The AGAA developed a 6 flight handicapping system which was adopted in over 150 local tournaments. AGAA was sold to Applied Logic Inc. on February 27, 1996.

PBAA:
The Perimeter Bicycling Association of America was formed in 1982 to promote and stage bicycling events across the country. PBAA stages an international perimeter cycling event - EI Tour de Tucson, which is the United States largest perimeter bicycling event, with over 3500 entrants, as well as three other annual events. In addition to bicycling events, PBAA publishes a regional newspaper, Tailwinds, the Southwest's largest distributed newspaper for cyclist, runners, triathletes and duathletes. PBAA intended to assemble a perimeter cycling event package for licensing based on its experience in staging events. Substantially all of the assets of PBAA were sold to El Tour de Tucson, Inc. on July 19, 1996.

TGII:
TGI Inc. was formed to provide goods and services in the entertainment industry through the following divisions or subsidiaries: InterMax Film, Television and Video Library,
Satellite Radio Syndicated Programming, and ThunderSound
Records.

The InterMax Film, Television and Video Library consists of
1500 public domain motion picture masters and television masters, suitable for foreign and domestic television syndication and video compilation sales.

Satellite-Radio Syndicated Programming project involves the development of a program called "The Pulse of America's
Music", consisting of R&B cross-over music hits of the late sixties and the seventies, targeted at urban and rural audiences with an interest in R&B music and disenchanted with "rap" and "hip hop" music. TGII tested the concept in various markets and commenced efforts to syndicate the program in up to 27 target markets.

ThunderSounds is a contemporary music niche marketing record label that specializes in the Latin Music market. ThunderSounds is in the business of leasing recorded album masters from artists that have completed the recording and are seeking an entity to produce and distribute recordings. ThunderSounds is also a music publishing company that acquires music catalogues and the publishing rights to songs.

TGII was sold to Applied Logic Inc., on February 27, 1996.

Subsequent Business Developments.

During the fiscal year ended December 31, 1996, the Company exited the sports promotion and entertainment businesses, selling the stock of AGAA and TGII, and the assets of PBAA.
During such year, the Company took steps to become involved in the natural resources industry focusing on the acquisition of mining assets in Arizona. In 1996, the Company considered acquiring Black Diamond Mining
Corporation which held title to the Leland-Dividend Mining
Group of Claims, but elected not to consummate such acquisition. See History of Company above.

On October 2, 1996, the Company acquired from affiliates of Black Diamond Mining Corporation, two groups of mining claims located in the State of Arizona. Title to such claims was transferred to the Company through quit claim mining deeds as reimbursement for certain testing and development expenditures incurred by the Company for the benefit of Black Diamond Mining Corporation's Leland-Dividend Mining Group Claims. The two groups of mining claims acquired by the Company are the Black Diamond group of claims, and the Gila Gold Placer claims. The management of the Company has not been able to determine whether the Black Diamond and the Gila Gold Placer claims have mineral deposits that could be economically and legally extracted or produced. The claims were transferred to the Company by quit claim deeds and without further representation or warranty or title assurance. Thus, the Company is presently uncertain as to the legal status of its rights, title and interest, if any, in and to the claims. See "Title to Mining Properties" below. Moreover, although information exists regarding mineral deposits located at the claims, such information was not prepared for the Company, and the Company has not been authorized to rely on such information, and, accordingly, the Company's management is unable to determine the reliability or accuracy of such information. The Company desires to asses the nature of mineral deposits within these mining claims and the feasibility of developing mining operations at such claims.

Black Diamond Mining Group:

The Black Diamond group of claims is located in northeastern Maricopa County, Arizona and is owed by Cronus Corporation by way of mining deed. The claims lie in an unsurveyed area, but a projection of the township and range grid indicates that they are located, approximately, in Sec. 3,
T. 7 N., R. 4 E., and in Secs. 26, 34 and 35, T. 8 N., R. 4
E. This locality is found on the New River Mesa and the Cooks Mesa Quadrangles of the U. S. Geological Survey 7.5 minute topographic series. The claims are some 35 miles north of Phoenix and 4 miles west of Seven Springs camp site. They lie along Grays Gulch just east of New River Mesa. The property consists of a group of 10 unpatented claims which trend in a northeasterly direction. The Company is seeking a joint venture partner for the exploration and, if appropriate, development of the Black Diamond Claims. There can be no assurance that such joint venture will be formed or that such exploration and development will be profitable. The Black Diamond Mining claims are more fully described below in the Properties section.


Gila Gold Placer Mining Claims:

Gila Gold Placer mining claims consist of unpatented association placer claims covering 640 acres in the Safford Mining District, Graham County, Arizona. Cronus Corporation owns the claims by way of mining deeds. The Company is negotiating with Tehrom Ltd., an Irish corporation, to form a joint venture to explore and, if appropriate, develop the Gila Gold Placer claims. There can be no assurance that such joint venture will be formed or that such exploration and development will be profitable. The Gila Gold Placer mining claim is more fully described below in the "Properties" section.

Future Operations

In 1997, Cronus Corporation intends to asses the feasibility of potential future mining projects, involving (1) its Gila Gold Placer mining claims, (2) its Black Diamond group of claims, and (3) other possible projects. The steps the Company intends to take to assess the feasibility of these projects is described below.

1.	Gila Association Placer Mine Project.

Gila Gold Placer Project:
The Company plans to verify and confirm the existence, extend and grade of placer gold located at the Gila Gold
Placer claims. First, it intends to asses the presence and tenor of placer gold as described in engineering reports of past exploration efforts. Next, the /company will analyze the economic viability of such deposit by determining optimal production rate and stripping-sorting ratios, Defining a mining and reclamation technique, Generating a flow sheet, and isolating processing, mining, capital, reclamation and general overhead cost factors.

The Company plans to conduct a seismic survey consisting of a 5-line, 25foot spacing, 9000 lineal foot, segmented survey. This survey will be complimented with computer enhanced calculations, storage, retrieval and printout capabilities. This survey will provide definitions of the alluvial-bedrock contact. From this information, cross-sectional views will be generated to define ore reserve volume, assist in mine planning and describe mining technique.

The Company also plans to conduct a bulk sampling, intended to ascertain the following: value recoverable per cubic yard, concentrating ratio, concentrating technique, and general ground conditions and boulder contact, nature of interbeds, slope stability, reject swell and nature of backfill material. The accumulation of data from this sampling project will provide the baseline to confirm ore reserves and feasibility of the mining project.

2.	Black Diamond Mining Project.

Black Diamond Project:
The Company intends to evaluate the Black Diamond mining claims as follows.
First, the Company plans to gather data from Exxon Corporation regarding past exploration work performed by Humble Oil. Next, it intends to assess other geological, geophysical and geochemical data gathered on the subject property. Finally, it will formulate a development plan and seek a possible joint venture partner.


Competition
There is considerable competition for mining prospects on federal lands. Costs of exploration, testing and mining, milling, transportation, labor and other costs have risen dramatically. These costs would be a factor in determining whether the discovery of minerals, if any, would be commercial or not, and could render a discovery unprofitable, even if made.

Commencing in 1972, various federal, state and local environmental laws and regulations began to have a significant impact on the mining industry in Arizona, where the Black Diamond and Gila Gold Placer properties are located, and elsewhere in the Western States.

In addition to the uncertainty surrounding the eventual development of commercial mineralization on the Company's properties, the success of any mining operation which might be conducted is dependent upon the price of minerals on the domestic and world markets, which is subject to fluctuations, in part as a result of actions by central banks and government policies.

Government Regulation
Any exploration, rehabilitation, and development programs of the Company, as well as any commercial production which might be warranted, will be subject to extensive federal, state and local laws and regulations controlling not only the exploration for viable minerals in the ground, the condition of the shafts and the nature of milling and leaching operations, but also the possible environmental effects of water and particle contaminant discharges resulting from the Company's activities. No environmental impact studies have been performed by the Company, and there is no assurance that environmental or safety standards more stringent than those presently in effect will not be imposed in the future. At present, in the opinion of the Company, the current and immediate proposed activities of the Company are such that no compliance problems are anticipated.

Employees
As of March 15, 1997, the Company had two employees, Jonathan Roberts and Kevin Sherlock. All other work, geographical, engineering, metallurgical, legal, accounting and otherwise, is performed on a fee basis. The Company's activities in connection with the acquisition, exploration and development of mining and other mineral properties, the development of new business lines, and the negotiation with potential contractual and joint venture partners are conducted principally by Jonathan Roberts, President of the Company. See Item 10, Directors and Executive Officers below. Mr. Roberts has a six year employment contract with the Company calling for an annual salary of $175,000. Mr. Roberts owns 3,000,000 of the Common Stock of the Company, and holds employee incentive stock options for 500,000 shares of the Company's Common Stock at an exercise price of $0.31 per share. See "Item 11, Executive Compensation" below.
The Company presently has no plans to expand its staff.

Certain Factors Affecting the Industry and the Company.

Exploration, development and mining of mineral properties involve unique and greater risks than those generally associated with other industries. Many exploration programs do not result in the discovery of a commercially mineable mineral deposit, in which case the costs of exploration are not recoverable. The Company's operations are subject to all the hazards and risks normally incident to the exploration, development and mining of mineral properties, including the particular risks described below:

1.  Long Lead Time, Expense and Delay.

The risks normally associated with the exploration and development of a mineral deposit include the extended period of time, and the costs and expenses, required to complete such exploration and development, as well as the risks and delays normally associated with permitting and construction. Such events can result in a delay in the receipt of income from a property or operation with serious adverse consequences to the Company's liquidity, financial condition and profitability. In addition, there can be no assurance that any such exploration activities will be successful. Therefore, exploration costs could result in substantial losses to the Company which might not be offset by revenues from the properties explored or otherwise.

2.	Need for Additional Financing

If the Company were to undertake significant exploration at any mining property, the Company would need additional financing beyond its current capital resources, such as additional debt or equity financing or a joint venture or merger with another mining company. The amount of additional capital needed cannot be accurately predicted at this time.

Mining companies have historically required substantial capital to conduct and expand an exploration and development program, and have frequently sought additional capital as business has developed. The Company's current capital resources are limited (See "Item 6 -- Management's Discussion and Analysis or Plan of Operation; Financial Condition, Liquidity and Capital Resources" below) and it will need additional financing if it is to conduct any significant exploration activities. Financing for such purpose could be sought through the issuance of additional shares of Common Stock or other equity securities, or through debt financing, or through various arrangements with third parties. There is no assurance that the Company could obtain any such additional financing. Any such additional financing obtained through the issuance of additional shares of Common Stock or other equity securities could result in further dilution to the Company's shareholders. Any arrangement with third parties to finance the Company 's exploration, development, or operations could take the form of a joint venture, merger, lease, royalty, purchase option, or some other participation which could reduce, or involve a disposition of, the Company 's interests in its properties or the revenues therefrom.

3.	Effect of Exploration Costs, Risk of Losses.

Exploration costs incurred by the Company will not generate offsetting revenues unless and until the exploration is successful and the Company can commence additional production, sell the property or otherwise realize the benefits of additional discoveries.

4.	Fluctuating Price for Minerals.

Most of the Company's revenues would be derived from the sale of minerals produced from its mining and processing operations. The Company's prospects will depend upon the ability of the Company to locate and profitably exploit mineral deposits through the mining, production and sale of minerals. Therefore, the feasibility of developing and operating new gold mining operations and the future profitability of any such operations will depend on the price of minerals. Mineral prices, and in particular gold prices, fluctuate widely from time to time and are affected by numerous factors beyond the Company's control which cannot be accurately predicted, including expectations about inflation, exchange rates, banking, economic and political crises, interest rates, global supply and demand, political and economic conditions, and production costs in major mineral producing regions, and many other factors.

5.	Title to Properties.

The legal status of the Company's right, title and interest, if any, in and to the Black Diamond and Gila Gold Placer claims is currently uncertain. See Properties section below. Therefore, the Company may be required to expend additional funds in order to, or may ultimately be unable to, establish its rights to develop and mine such properties.

6.	Governmental Regulation, Environmental Controls and
Indemnification.

The gold mining industry is subject to extensive federal, state and local laws and regulations covering exploration, development, operations and production, taxes, labor standards, occupational health, waste disposal, environmental protection, reclamation, mine safety, toxic substances and other matters. Environmental, operating, water, dust and other federal and state permits are essential to any mining operation. The nature of the mining business is such that mining companies are frequently in the process of applying for additional permits or modifications to existing permits at any given time. There can be no assurance that such permits will be granted in the future as needed, and, if such permits are not granted, the Registrant or any mining venture in which it is a participant could be required to curtail or cease its development plans or operations with serious adverse consequences to its liquidity and profitability. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof or additional taxes could have a material adverse impact on the Registrant. In addition, opposition to development of mining operations by environmental and other groups is increasing, and such opposition may result in delays, increased costs or abandonment of development plans.



ITEM 2. Properties

BLACK DIAMOND CLAIMS:

On October 2, 1996 Cronus Corporation acquired 10 unpatented mining claims by way of mining deeds.

Location
The Black Diamond group of claims is located in northeastern Maricopa County, Arizona. The claims lie in an unsurveyed area, but a projection of the township and range grid indicates that they are located, approximately in Sec. 3, T. 7 N., R. 4 E., and in Secs. 26, 34 and 35, T. 8 N., R. 4 E.
This locality is found on the New River Mesa and the Cooks Mesa Quadrangles of the U. S. Geological Survey 7.5 minute topographic series. The claims are some 35 miles north of Phoenix and 4 miles west of Seven Springs camp site. They lie along Grays Gulch just east of New River Mesa.

Property
The property consists of a group of 10 unpatented lode claims which trend in a northeasterly direction.

Relief and Topography
The elevation of the area is approximately 3600 feet above sea level. Relief in the claim area ranges from 400 to over 1000 feet. The claims are located along Grays Gulch in an area of rugged topography characterized by canyons and steep tributary valleys.

Accessibility
The claims are reached via the graded forestry road that extends from Cave Creek to Seven Springs camp site and then northward to Forestry Road #41. The latter road leads westward to the Black Canyon Highway (Interstate 17), about 11 miles to the east. The forestry road passes adjacent to the northern end of the claims. A graded access road leads from the forestry road into the claim area along the west side of Grays Gulch. Along the divides, road grades are gentle and there is ready access to various parts of the claims. However, where roads descend into Grays Gulch or its tributaries, grades of roads may be steep and may have to be modified for ore haulage. The northern end of the claim area can be approached along its eastern side by a trail along the divide between Grays Gulch and the stream to the east.

Weather and Climate
Weather is typically semi-arid. At no time of the year will climate cause a serious problem. Rainfall occurs chiefly in summer as thunderstorms. These can cause damage to roads and structures if they are not properly engineered.

Water and Power
Some water is available in Grays Gulch, especially during the rainy season. If more water is necessary, it can probably be brought in from Cave Creek where Grays Gulch empties into it. This is about two miles south of the claims. There is no electric power in the claim area. It will have to be generated at the mine site.

Housing and Supplies
The nearest ample housing would be in the general Phoenix
metropolitan area.   Ranches and small towns are found
nearer to the claims and might furnish some housing, or
trailers can be readily moved into the area and a mine camp
established.   Supplies could come from the Phoenix
metropolitan area. Specialized mining tools and equipment would be available from various mining centers located the southeast of the Black Diamond claims. These same centers together with Tucson some 180 miles to the south would also adequately supply technical services and technical personnel.

Mills, Smelters and Similar Facilities
No mills, smelters or related facilities are available in the claim area. Concentrates, or any direct shipping ore, would be trucked to Hayden or other smelters in the general area. The smelters in the Hayden and Miami areas would be
about 150 miles distant.   Others are at greater distances.
The nearest custom mill is at Pumpkin Center some 80 miles to the east. Cement copper produced through leaching of the copper oxides in the ore at a leach facility in the mine area would go to the same smelters or might be shipped directly to one of the consumers of this type of copper concentrate.

GEOLOGY

The main copper bearing mineral bodies of interest on the property are located in the Precambrian Yavapai or Pinal schist. Their geology and relationships are similar to those of the Iron King, Orizaba, Blue Bell and other mines of the northeastern Bradshaw Mountains and Black Canyon area.

Rock Types
The claims lie in an area of Precambrian Yavapai schist which in this area is largely composed of greenish chlorite schist derived from weakly metamorphosed sedimentary deposits, tuffs, rhyolites, andesites and related volcanic rocks. In many areas the schist carries many chert and siliceous nodules and lenses which may range from less than an inch in size to massive siliceous dikes several tens of feet across and hundreds of feet long. These siliceous or "iron" dikes usually follow the schistosity of the enclosing rock fairly closely but may cut across it at a low angle. The quartz and siliceous material may be relatively clear or
the mass may be essentially a red jasper.   There has been
more than one period of silicification. Quartzitic beds, and more rarely metamorphosed limestones, are sometimes found in the schist sequence. Some of the quartzitic and siliceous units have been derived from volcanic tuffs and other siliceous units inter-bedded in the original Precambrian sediments. Metamorphism and hot aqueous solutions caused a certain amount of re-mobilization of the silica as well as the metallic minerals.

The Yavapai schist in the area has been intruded by acidic (light colored) igneous rocks which range in composition from rhyolitic to andesitic to dioritic. These intrusives occur as dikes and small masses which are fine grained and may be porphyritic. The Precambrian intrusives have been metamorphosed with the more basic ones becoming amphibolites. Some of the intrusives appear to be less metamorphosed but may be highly sheared with some tendency for the fracturing to trend parallel to the metamorphic structural trends in the schist. They probably are Precambrian in age, but could be later, such as of Lararnide age. These intrusives were most frequently noted in the northern portion of the claim area. They are also well developed to the north, northwest and northeast of the claims.

Large masses of darker Precambrian granites are present both to the east and west of the claims and a smaller one to the south of the area. A few Laramide intrusives also are found to the south. Basalts and other volcanics of Quaternary and/or Tertiary age are found at higher elevations to the west and north of the claim area. The quartz veins present in the area may be small, irregular veins or large massive structures. The former are intimately related to the Yavapai schist structures and are of Precambrian age. These veins, veinlets and quartz pods and stringers are often contorted, branching and net-work forming. They may cut across the schistosity but tend to trend roughly parallel to it. The massive quartz veins are probably younger than the Precambrian. Some veins are quartz filled fractures with well developed quartz crystals projecting into open cavities. There are probably three or more periods during which quartz veins developed in the rocks of the area.

Drilling
At least two holes have been drilled upon the property but
their depth, length, and what they found are unknown.
Reportedly the holes were drilled at a low angle from the
general area of Claim # 6 presumably to intersect the main
mineralized zone of Claims # 3 and # 2.  A few fragments of
drill core found in Grays Gulch wash are of chlorite schist
composition. 	No mineralization was noted in these
discarded fragments.


Development
At the present time there is no mining activity on any of the claims. About two miles to the southeast on Cramm Mountain a mineralized area somewhat similar to that found in the Grays Gulch area was drilled and partly opened by a series of cuts and excavations. The rich Red Rover silver-copper-gold mine is located about 5 miles to the northeast. Reportedly it is worked out. Some 9 miles to the northwest the old Orizaba copper (originally gold-silver) mine is under re-examination. Further to the west, southwest and northwest are the Bradshaw Mountain mines. All of the above mines are basically in Yavapai schist and are similar to the geological setting of the Grays Gulch area. Most of these other mines, which were abandoned or shut-down before copper was an important and well-paying metal, are being re-examined. Deep ore bodies are reported.

Numerous shafts, cuts, tunnels, pits and other excavations exist in the claim area but only the more important ones will be mentioned. In addition to those on the claims, a number of shafts, cuts and prospect holes are found on the stream divide just to the east of the claims. Some of these had interesting mineralization and alteration of the rocks in which they were located. Since the exact position of the claim boundaries was not always determinable, some of the workings near claim boundaries may actually be located on adjacent claims rather than on the one specified.

Shafts
A number of shafts of varying depths have been sunk on various claims. A shaft on Claim # 6 was not accessible but is probably 60- 80 feet deep. It is in Yavapai schist and on the dump is a large amount of copper carbonate bearing rock. Samples from the shaft dump reportedly ran over 5 percent copper. Most of the shaft reportedly was in copper carbonate bearing rock. However, the shaft was sunk for gold and at the time it was dug there was no interest in the copper. A shaft on Claim # 5 was sunk to a depth of about 80 feet and shows good copper mineralization along a shear
zone.   Most of the copper is in the form of copper
carbonates but native copper and other copper oxides are present. The shaft was sunk for gold and some flakes of what are probably native gold were observed. Reportedly some coarse gold has been found recently in some of the dump samples. Silver is present. Cerargyrite and related silver chlorides and bromides as well as ruby silver appear to be present. Assays from the dumps reportedly ran up to 20 percent copper and several ounces of silver per ton.

A shaft a short distance to the east was also sunk in search of gold. Its location was controlled by the presence of a quartz vein showing open vein filling characteristics and extensive malachite and azurite (copper carbonates) occurring in the vein and surrounding rock. Some primary copper sulfides are also present. Two shafts were sunk on opposite sides of Grays Gulch creek bed near the southern end of Claim # 3. The western one is inaccessible but is at least 100 feet deep. Reportedly it found some copper as well as gold, but their grade is not known. The presence of copper is confirmed by copper carbonate bearing rock on the remnants of the dump. The eastern shaft was shallow and did not reach any significant mineralization.

Underground Workings
The "Lower Tunnel" is located in or near the southwest corner of Claim # 3 near the bottom of Grays Gulch and along its west side. It cross-cuts the schistosity and structure and was designed to intersect the mineralized vein which crops out some 200 feet higher on the hill. The tunnel is driven in a westerly direction and penetrates the mineralized zone exposed in the major cuts near the southern end of Claim # 2. The tunnel face terminates in mineralized rock and the further extent of this mineralized zone at this depth is not known. Only short cross-cuts have been driven along the mineralized zone. About 20 feet of true thickness of good copper carbonate mineralization was penetrated by the tunnel. Primary sulfides were also present. The tunnel contains considerable broken rock which appears to be mainly
good copper ore.   Reportedly this mineralized zone
recovered 2.2 percent copper on a leach test.

The "Upper Tunnel" is located near the southern end of Claim # 3. It entered along a fracture zone and was in carbonate as well as siliceous rock. A granitic intrusive is to the west and a strongly silicified jasper dike is to the east with the copper mineralization in the Yavapai schist between them. There are two levels to this mine and a start to a third level. The total vertical distance between workings is about 60 feet. The tunnel walls are extensively coated with copper sulfate minerals as well as by carbonates.
High grade copper mineralization is present along the walls
of both levels.   Fresh wall-rock underneath the sulfate
coating carries copper but in lesser amounts. Both the Upper and Lower Tunnels were driven for gold. As in the case of the shafts, copper was of no consideration because of the difficulties of transportation, distance to smelters, and the low price of copper at the time these shafts and tunnels were being worked.

Cuts
Along the access road leading from the west side of Grays
Gulch to the mineralized areas in the Gulch and near the southern end of Claim # 2 is an extensive cut across the width of the surface outcrop of the vein found in the Lower
Tunnel. A short distance to the east near the line between Claims # 2 and # 3 is another cut parallel to the strike of the mineralized vein and over 300 feet in length. The cross-cut of the outcrop is some 200 feet above the Lower
Tunnel: the other cut is at a somewhat lesser height above the tunnel.

Both cuts carry copper mineralization at the surface along fractures, joints and to a lesser extent within the host rock. Essentially all mineralization is in the form of the copper carbonates. The vein is nearly vertical but dips
slightly to the east:   The mineralization is of lower grade
than that found in the Lower Tunnel because of surface leaching of the ore minerals although locally high-grade pockets of mineralization may be found along the trace of the vein. The mineralized zone is silicified or in more siliceous rock than the surrounding country rock. As a result, the vein can be traced for a considerable distance to the northeast: to the southwest it is covered but probably extends to the mineralized bodies in the southern portion of the claim area which are exposed on the outcrop and whose presence is confirmed by the geochemical and geophysical work. Above the Upper Tunnel on Claim # 3 an extensive cut has been made across the mineralized vein.
The rock has been highly fractured and the fracture surfaces are coated with copper carbonates as well as other copper oxides. The carbonate is not as well developed as elsewhere along the vein possibly due to greater leaching and a difference in the host-rock. However, a good copper anomaly is present.

Pits, Minor Cuts and Other Workings
Throughout the claim area pits, minor cuts and other minor workings are found. Many of these are assessment work


Mining And Processing
Although well developed exposures of copper bearing rock are found at the surface, because of the steepness of the dip of the vein and its relatively narrow width, surface mining techniques will be limited and before long mining will have to be by underground methods. If grade of rock is rich enough, it can be shipped directly to the smelter. If it is not high enough, the copper contained in the rock will have to be concentrated. Since the copper ore at the surface occurs in the form of oxides, concentration of it will be by means of leaching the copper from the ore. Since the enclosing rock is not high in lime, leaching will probably be by sulfuric acid. The copper will be removed from the sulfate solution by passing it over scrap iron scrap aluminum to produce "cement copper" which can then be shipped to a smelter for further refining or it may be shipped directly to a consumer of cement copper such as some of the brass manufacturing companies.

As mining proceeds to depth, the content of copper sulfides could increase as the primary and/or secondary copper mineralization is reached and the zone of oxidation is left behind. These sulfides will be concentrated by means of flotation. If assays indicate that gold and/or silver are present in high enough quantities to be worth extracting, provisions for taking them out can be made.


GILA GOLD PLACER MINING CLAIMS:

Gila Placer Mining Claims consist of unpatented association mining claims covering 640 acres. Cronus Corporation acquired the claims by way of mining deed on October 2,
1996.   The claims lie along the prehistoric bed of which
once was part of the Gila river. The terrace gravel's are of auriferous origin, deposited by erosive agents, and are of a later flow than the Gila conglomerate. This conglomerate forms the bed-rock or strates of gold concentration. These gravel's no doubt are a remnant of an ancient river channel. The channel may be traced by its exposed edges and rims in several places. The gold is of ancient origin and is derived from the disintegration of the immeasurable gold-bearing quartz veins in the igneous rocks which are of the post-Paleozoic age. There has been no previous mining on these claims. The property is without reserves, and any activities to be undertaken would be exploratory in nature.

Location
The Gila Mining Group of Claims are located in the Safford
Mining District, Graham County, State of Arizona. The association placer claims are approximately 25 miles northeast of Safford, Arizona.

Access
The claims are reached via a graded county road that extends from Highway 666. The forest road passes adjacent to the northern end of the claims.

Relief and Topography
The elevation of the area is approximately 4600 feet above sea level. Relief in the claim area ranges from 50 feet to over 1000 feet. The claims are located in an area of rugged topography characterized by canyons and steep tributary valleys.

Weather and Climate
Weather is typically semi-arid. At no time of the year will climate cause a serious problem. Rainfall occurs chiefly in summer as thunderstorms. These can cause damage to roads and structures if they are not properly engineered.

Water and Power
There is no electrical power or water in the claim area. It will have to be generated at the mine site and wells drilled.

Mills, Smelter and Similar Facilities
No mills, smelter or related facilities are available in the claim area. Concentrates or any direct shipping of are would be trucked off-site to a processing plant.

TITLE TO MINING PROPERTIES

Cronus Corporation's only significant assets as of March 15, 1997, consists of its possessory interest in the Black Diamond group of mining claims and the Gila Gold Placer mining claims, all of which consist of unpatented mining claims. The validity of all unpatented mining claims is dependent upon various inherent uncertainties and conditions that may prevent a fee title in the usual sense from existing or vesting.

Unpatented mining claims, when properly is located, staked and posted according to regulation, give the claimant possessory right only. Possessory title to an unpatented claim, when validly initiated, endures unless lost through abandonment or through a forfeiture which results from an adverse location made while the prior location is in default with respect to the performance of annual assessment work. Because many of these factors involve findings of fact, title validity cannot be determined solely from an examination of the record.

The continued validity of the Black Diamond and Gila unpatended mining claims is subject to many contingencies, including the available of land for the location at the time location is made, the making of valid mineral discoveries within the boundary of each claim, the compliance with all regulations, both state and federal, for locating claims, and the performance of annual assessment work which is currently in the amount of $100.00 per claim. Failing satisfaction of the requirements, the claims are subject to cancellation by the United States upon finding of no valid discovery and, perhaps, upon failure to perform annual assessment work. Failure to perform annual assessment work subjects the claimant to the risk of forfeiture of rights through valid subsequent locations by others or through cancellation by the government agency involved.

In addition, the Company acquired its possessory interests in the Black Diamond and Gila Gold Placer claims through quit-claim deeds. Pursuant to a quit-claim deed, the transfer of an interest in property transfers whatever right, title and interest it may have in and to the property without representation or warranty as the extent of such right, title and interest or as to the absence of adverse claims. Thus, the Company's claims is dependent upon the validity, extent and quality of the transferor's right, title and interest in and to such claims. The Company does not have any information regarding the nature of its transferor's right, title and interest in and to the Black Diamond and Gila Gold Placer claims, nor has the Company received any warranties of title, title opinions or policies of title insurance. As a result, the legal status of the Company's right, title and interest, if any, in and to these claims is currently uncertain.

ITEM 3. Legal Proceedings.

Cronus, f.n.a. TR-3 Industries, Inc., was in Chapter 7 bankruptcy from 1982 through 1992. The Company had no operations and substantially no assets or liabilities through November 1995. During 1997, legal counsel informed management that liabilities previously believed to be discharged in bankruptcy had not been discharged. These liabilities relate to the operations of the Company prior to 1982. The Company has recorded a correction of an error in the accompanying financial statements and, accordingly has restated retained earnings (accumulated deficit) at December 31, 1993. The adjustment had no effect on net income, net income after taxes, or earnings per share for the years ended December 31, 1995, 1994 or 1993. Management is currently investigating the possibility of the expiration of the statute of limitations relating to these liabilities; however, the full amount of the undischarged debts have been included in current liabilities in the accompanying balance sheet.

The Company is subject to a number of lawsuits and claims (some of which involve substantial amounts) arising out of the conduct of its business prior to 1982. Although the Company does not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded, they may be significant to the results of operations.


ITEM 4. Submission of Matters to a Vote of Security Holders.


Cronus Corporation has not submitted any matter to vote of security holders during the period of this report.

PART II

ITEM 5. Market for Registrant's Common Equity and Related
Stockholders Matters.

The common stock of the Company was authorized for trading on the NASDAQ OTC Bulletin Board on March 5, 1996, under the symbol CRON. The quarterly high and low prices for 1996 are as follows:

             				High			Low

First Quarter	 	$0.00			$0.00
Second Quarter		$3.25			$1.50
Third Quarter	 	$2.00			$0.50
Fourth Quarter		$1.81			$0.62


The foregoing are over-the-counter market quotations obtain through PC Quotes, which may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 28, 1997, there are approximately 173 record holders of the Company's common stock. The Company has not declared any dividends during the period of this report, and does not anticipate declaring any dividends in the foreseeable future.


ITEM 6. Management's Discussion and Analysis of Financial
Condition and Results of Operation.

The Company has had no operational history since 1988.
There has been limited operations this fiscal year as the Company acquired its operations in December, 1995. The historical operations of both the AGAA and PBAA were cyclical in nature. Revenues and expenses are concentrated around events which take place at various times through the fiscal year. As the company entered the natural resources market in March of 1996, and sold AGAA, PBAA and TGII, the Company has embarked upon a new direction focusing on the acquisition, development and management of natural resources.

Financial Requirements and Source of Funds.
As the Company currently has no revenue producing assets, the Company will seek to acquire a business with an income stream sufficient to cover basic operating expenses of the Company, through its exploratory period, of $250,000 for 1997. The Company intends to issue shares of the Company's stock in order to acquire such a business. Thereafter, the Company will need to raise $100,000 in order to conduct seismic survey and bulk sampling of the Gila Gold Placer Project. The Company intends to raise such funds through the sale of its stock. Any additional financing that may be required could be sought through the issuance of additional shares of the Company's Common Stock or other equity securities, through debt financing, or through various arrangements, including joint ventures and/or mergers, with third parties. However, the Company currently has no commitments for any type of funding, and there is no assurance that the Company could obtain such financing if and when needed.


ITEM 7. Financial Statements.

Audited Balance Sheet for 1995.
See Item 13


ITEM 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

See 8-K filed on November 7, 1996.

PART III

ITEM 9. Directors and Executive Officers of the Registrant.

At the time the Company's Chapter 7 case was concluded in 1991, the Company's board of directors consisted of seven persons, all of whom resigned on or prior to July 14, 1992, other than Jeanette Bowen, who remained as a director, pursuant to the Company's by-laws, until the election and qualification of a successor. On or prior to July 14, 1992, all of the Company's officers resigned from their respective positions, other than Jeanette Bowen, who remained as the sole officer of the Company.

The Company's shareholders have not met for an annual or other meeting since October 23, 1990. Consequently, in accordance with the Company's by-laws, Jeanette Bowen continued as the sole director of the Company until December 21, 1994, at which time she acted to appoint Jonathan Roberts as president, and as a director, filling one of the vacant directorships in accordance with the Company's by-laws.

After making such appointment, on December 14, 1995, Jeanette Bowen resigned as director with the result that Jonathan Roberts became the sole director of the Company.
On July 22, 1996, Mr. Roberts, acting as sole director of the Company, appointed George Hennessey and Kevin Sherlock to be Directors of the Company, filling two of the vacant directorships in accordance with the Company's by-laws.
Also on July 22, 1996, Kevin Sherlock was appointed as secretary of the Company.

The Company intends to call a meeting of shareholders for the purpose of electing directors and taking other action with respect to other matters as promptly as practicable after it has prepared and distributed to shareholders an annual report of the Company for the most recently ended fiscal year. Following the election of such directors, such directors will take action to appoint officers of the Company.

The following table shows the positions held by the Company's officers and directors. The directors were appointed and will serve until the next annual meeting of the Company's shareholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

NAME			         	AGE			POSITION			TERM
Jonathan Roberts 	38			President 		*
						                	Director

George Hennessey 	51 		Director		 	*

Kevin Sherlock 	  35 		Secretar	  	*
						                	Director

*The original terms of office of each of the Company's directors have expired, and each director is serving in such capacity until the next meeting of the Company's shareholders and until his successor has been elected and qualified.

JONATHAN ROBERTS, was appointed a director in 1994, and was appointed as President in December , 1994. In addition to his management position with the Company, Mr. Roberts has been the General Manager of R K Management Group L. C. since 1993. Prior to 1993, Mr. Roberts owned and managed businesses related to health, sports and travel.

GEORGE HENNESSEY, was appointed a director in July, 1996.
He has been a geological consultant since 1977. As a geological consultant, and in some instances as owner/operator, Mr. Hennessey has consulted for several major mining companies, at various exploration, development and production levels of involvement regarding surface, underground and offshore precious metals and base metal deposits and mill tailing recovery undertakings.

KEVIN SHERLOCK, was appointed a director and the Secretary in July, 1996. He has been a practicing attorney since
1988. Mr. Sherlock practiced aviation law and insurance defense litigation in Washington D.C. until 1993, when he then opened a solo practice assisting small businesses with various matters, including mergers and acquisitions.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation received by the Company, there is no person, except as disclosed below, who was a director, officer, or beneficial owner of more than 10 percent of any class of equity securities of the Company pursuant to
Section 12 of the Exchange Act that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Based on the foregoing review, the Company believes the following persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:
Messrs. Roberts and Sherlock filed late reports identifying 3 transactions that were not reported on a timely basis.

ITEM 10. Executive Compensation.

In 1995 there was no cash compensation for officers and directors for performance of their duties. Mr. Roberts was issued 1,000,000 shares of Common Stock of the Company in consideration of his services in 1995. Also, as part of the company's Executive Long-term Stock Investment Plan, Mr. Roberts was granted an option to purchase 2,000,000 shares of Common Stock, which was exercised in 1996. Pursuant to the Executive Long-term Stock Investment Plan, Mr. Roberts was granted an option in 1997 to purchase 500,000 shares of Common Stock of the Company.

In 1996, Mr. Roberts also entered into a employment agreement with the company for $175,000 per year, of which $100,000 is deferred until the company obtains additional operating funds. Mr. Roberts received total cash compensation of $18,000.00 in 1996.

In 1996, Cronus Corporation entered into an employment agreement with Mr. Sherlock for $48,000 per year. Also, as part of the company's Executive Long-term Stock Investment
Plan, Mr. Sherlock was granted the option to purchase
550,000 shares of the Company's Common Stock. Mr. Sherlock received employee compensation of $10,500.00, and $3,186.78 in consulting and expense reimbursement, for a total cash compensation of $13,686.78 in 1996.

The Company is currently negotiating a consulting agreement with its chief geological consultant, Mr. George Hennessey.
Mr. Hennessey received a total cash compensation of $26,180.26, in consulting fees and expense reimbursement in 1996.

ITEM 11. Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth, as of February 28, 1997, information regarding the beneficial ownership of shares of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares of the Company's Common Stock, by each of the officers and directors, and by the officers and directors as a group.

Name and Address of			Amount of			Percent
Security Ownership of		Beneficial		of
Certain Beneficial Owners	Ownership			Class

Richard J. DeBernardis		 750,000			6.5%
4042 N. Pontatoc Road
Tucson, Arizona  85718

Bartaca Inc.				         700,000			6.1%
800 S. Wells
Chicago, Illinois  60606

Franklin Cook			  	      642,300			5.6%
800 S. Wells
Chicago, Illinois  60606

Ownership of Management:

Jonathan Roberts			    3,500,000*		29%
President and Director
660 S. Freeman Rd.
Tucson, Arizona  85748

Kevin Sherlock				      550,000**		4.6%
43 E. 2nd Street
Tucson, Arizona  85705

All Directors and Officers	4,050,000* **		33%

*Includes option to purchase 50,000 shares.
**Includes option to purchase 550,000 shares.

ITEM 12. Certain Relationships and Related Transactions.

No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year.

PART IV

ITEM 13. Exhibits, Financial Statements Schedules and
Reports on Form 8-K.

Exhibits.

1.  The Company's Articles of Incorporation, as amended.
2.  The Company's By-Laws, as amended.
3.  The Company's Executive long-term Stock Investment Plan.
4.  Employment Contract of Jonathan Roberts.
5.  Employment Contract of Kevin Sherlock.
6. 8-K of November 7, 1996 regarding change in certifying accountant.
7.  List of subsidiaries.
8.  Consent of auditors.

Financial Statements and Financial Statement Schedules.

(a)	Independent Auditor's Report.
(b)	Balance Sheet December 31, 1995.
(c)	Statement of Operations for the years ended December
	31, 1995 and 	1994.
(d)	Statement of Changes in Stockholders' Deficit for the
	years ended December 31, 1995 and 1994.
(e)	Statement of Cash Flows for the years ended December
	31, 1995 and 1994.
(f)	Notes to Financial Statements.


Reports on Form 8-K.

There were two reports on Form 8-K filed during the fiscal quarter ending December 31, 1995. The dates of the reports were November 30, 1995 and December 13, 1995.

The 8-K report filed on November 30, 1995 included audited financial statements for PBAA, AGAA and TGI Inc., with a consolidated pro forma for the Company. The items included are as follows:

Item 1. Changes in Control of Registrant.
Item 2. Acquisition or Disposition of Assets.
Item 5. Other Events.

The 8-K report filed on December 13, 1995 included the following items:

Item 1. Change in Control of Registrant.
Item 2. Acquisition or Disposition of Assets.

During the fiscal quarter ending on March 31, 1996, two reports on form 8-K were filed, February 12, 1996 and March
7, 1996.

The 8-K report filed of February 12, 1996 contained item 7.
The 8-K report filed on March 7, 1996 contained the following items:

Item 2. Acquisition or Disposition of Assets.
Item 5. Other Events.

During the fiscal quarter ending on June 30, 1996, one 8-K report was filed on May 23, 1996 containing the following items:

Item 1. Changes in Control of Registrant.
Item 2. Acquisition or Disposition of Assets.
Item 5. Other Events.
Item 7. Financial Statements and Exhibits.

During the fiscal quarter ending on September 30, 1996, one
8-K report was filed on July 31, 1996 containing the following Items:

Item 1. Changes in Control of Registrant.
Item 2. Acquisition or Disposition of Assets.
Item 5. Other Events.
Item 7. Financial Statements and Exhibits.

During the fiscal quarter ending on December 31, 1996, two
8-K reports were filed, on November 7, 1996 and on December
20, 1996.

The 8-K report filed on November 7, 1996 contained Item 4,
Changes in Registrant's Certifying Accountant.

The 8-K report filed on December 20, 1996 contained the following Items:

Item 1. Changes in Control of Registrant.
Item 2. Acquisition or Disposition of Assets.
Item 7. Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONUS CORPORATION
DATE: April 2, 1997
Kevin M. Sherlock, Secretary and Director
On behalf of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 1997 By:

/s/
Jonathan Roberts, President and Director



Date: April 2, 1997 By:


/s/
Kevin M. Sherlock, Secretary and Director

CRONUS CORPORATION




















Exhibits.

1.  The Company's Articles of Incorporation, as amended.
2.  The Company's By-Laws, as amended.
3.  The Company's Executive long-term Stock Investment Plan.
4.  Employment Contract of Jonathan Roberts.
5.  Employment Contract of Kevin Sherlock.
6. 8-K of November 7, 1996 regarding change in certifying accountant.
7.  List of subsidiaries.
8.  Consent of auditors.

Financial Statements and Financial Statement Schedules.

(a)	Independent Auditor's Report.
(b)	Balance Sheet December 31, 1995.
(c)	Statement of Operations for the years ended December 	31, 1995 and
   	1994.
(d)	Statement of Changes in Stockholders' Deficit for the 	years
    ended December 31, 1995 and 1994.
(e)	Statement of Cash Flows for the years ended December 	31, 1995 and
    1994.
(f)	Notes to Financial Statements.




Exhibit 1.
ARTICLES OF INCORPORATION

OF

CRONUS CORPORATION

AS AMENDED

*    *    *    *


We, the undersigned, have voluntarily associated ourselves together for the purpose of forming a corporation under the laws of the State of Nevada relating to private corporations, and to that end do hereby adopt articles of incorporation as follows:

ARTICLE ONE.  [Name].  The name of the corporation is:

			Cronus Corporation

ARTICLE TWO. [Location]. The address of the corporation's principal office is Suite 1400 First National Bank Building, One East First Street, in the city of Reno, County of Washoe, State of Nevada. The initial agent for service of process at that address is Nevada Agency and Trust Company.

ARTICLE THREE. [Purposes]. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America, and without limiting the generality of the foregoing, specifically:

I. [Omnibus]. To have and to exercise all of the powers now or hereafter conferred by the laws of the State of Nevada upon corporations organized pursuant to the laws under which the corporation is organized and any and all acts amendatory thereof and supplemental thereto.

II. [Develop, Manufacture And Sell]. To carry on the business of developing, manufacturing and selling resin glaze and polish, and formulating glazes and polishes of every form and description.

III. [Real Property]. To purchase, or in any way acquire for investment or for sale or otherwise, lands, contracts, for the purchases or sale of lands, buildings, improvements, and any other real property of any kind or any interest therein, and as the consideration for same to pay cash or to issue the capital stock, debenture bonds, mortgage bonds, or other obligations of the corporation, and to sell, convey, lease, mortgage, deed of trust, turn to account, or otherwise deal with all or any part of the property of the corporation; to make and obtain loans upon real estate, improved or unimproved, and upon personal property, giving or taking evidences of indebtedness and securing the payment thereof by mortgage, trust deed, pledge or otherwise; and to enter into contracts to buy or sell any property, real or personal; to buy or sell mortgages, trust deeds, contracts, and evidences of indebtedness; to purchase or otherwise acquire, for the purpose of holding or disposing of the same, real or personal property of every kind and description, including the good will, stock, rights, and property of any person, firm, association, or corporation; and to draw, make, accept, endorse, discount, execute and issue promissory notes, bills of exchange, warrants, bonds, debentures and other negotiable or transferable instruments, or obligations of the corporation, from time to time, for any of the objects or purposes of the corporation without restriction or limit as to amount.

IV. [Carrying On Business Outside State]. To conduct and carry on its business or any branch thereof in any state or territory of the United States or in any foreign country in conformity with the laws of such state, territory, or foreign country, and to have and maintain in any state, territory, or foreign country a business office, plant, store or other facility.

V. [Purposes To Be Construed As Powers]. The purposes specified herein shall be construed both as purposes and powers and shall be in no wise limited or restricted by reference to, or inference from, the terms of any other clause in this or any other article, but the purposes and powers specified in each of the clauses herein shall be regarded as independent purposes and powers, and the enumeration of specific purposes and powers shall not be construed to limit or restrict in any manner the meaning of general terms or of the general powers of the corporation; nor shall the expression of one thing be deemed to exclude another, although it be of like nature not expressed.

ARTICLE FOUR. [Capital Stock]. The corporation shall have authority to issue an aggregate of 40,000,000 shares of capital stock having a par value of $0.001 per share.

	The holders of shares of capital stock of the corporation shall not be entitled to preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue.

	The corporation's capital stock may be issued and sold from time to time for such consideration as may be fixed by the Board of Directors, provided that the consideration so fixed is not less than par value.

	The stockholders shall possess cumulative voting rights at all shareholders' meetings called for the purpose of electing a Board of Directors.

ARTICLE FIVE. [Directors]. The affairs of the corporation shall be governed by a Board of Directors of three (3) persons. All decisions of the Board must have unanimous consent of the Directors. The names and addresses of the members of the first Board of Directors are:

	NAME AND ADDRESS			TITLE

	Thomas J. Neavitt				President
2207 Crestview Circle
Brea, CA  92621

Franklin C. Cook				Vice-President
2390 Lorain Road
San Marino, CA  91108

Jack A. Birnbaum				Vice-President
2226 Shadetree Circle
Brea, CA  92621

Robert L. Meester				Director
1831 Calle Don Guillermo
La Habra, CA  90631

R.  Wright					Director
8440 Fountain Ave., #105
Los Angeles, CA  90069

Gene Keefner					Director
2674 Dawson Avenue
Signal Hill, CA  90806

William Buck					Director
937 N. Miller Drive
Tucson, Arizona  85710

ARTICLE SIX. [Incorporators]. The name and address of each incorporator of the company is as follows:

	NAME						ADDRESS

Thomas J. Neavitt				2207 Crestview Circle
						Brea, CA  92621

Franklin C. Cook				2390 Lorain Road
						San Marino, CA  91108

Jack A. Birnbaum				2226 Shadetree Circle
						Brea, CA  92621

ARTICLE SEVEN. [Period of Existence]. The period of existence of the corporation shall be perpetual.

ARTICLE EIGHT. [Assessment of Stock]. The capital stock of the corporation, after the amount of the subscription price or par value has been paid in, shall not be subject to pay debts of the corporation, and no paid up stock and no stock issued as fully paid up shall be assessable or assessed.

ARTICLE NINE. [By-Laws]. The initial By-Laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-Laws, or to adopt new
By-Laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-Laws.

ARTICLE TEN. [Stockholders' Meetings]. Meetings of stockholders shall be held at such place within or without the State of Nevada as may be provided by the By-Laws of the corporation. Special meetings of the stockholders may be called by the President or any other executive office of the corporation, the Board of Directors, or any member thereof, or by the record holder or holders of at least ten percent (10%) of all shares entitled to vote at the meeting. Any action otherwise required to be taken at a meeting of the stockholders, except election of directors, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by stockholders having at least a majority of the voting power.

ARTICLE ELEVEN. [Contracts of Corporation]. No contract or other transaction between the corporation and any other corporation, whether or not a majority of the shares of the capital stock of such other corporation is owned by this corporation, and no act of this corporation shall in any way be affected or invalidated by the fact that any of the directors of this corporation are pecuniarily or otherwise interested in, or are directors or officers of such other corporation. Any director of this corporation, individually, or any firm of which such director may be a member, may be a party to, or any be pecuniarily or otherwise interested in any contract or transaction of the corporation; provided, however, that the fact that he or such firm is so interested shall be disclosed or shall have been known to the Board of Directors of this corporation, or a majority thereof; and any director of this corporation who is also a director or officer of such other corporation, or who is so interested, may be counted in determining the existence of a quorum at any meeting of the Board of Directors of this corporation that shall authorize such contract or transaction, with like force and effect as if he were not so interested.

	IN WITNESS WHEREOF, the undersigned incorporators have hereunto fixed their signatures at Orange, California, this 8th day of August, 1979.

/s/
Thomas J Neavitt

/s/
Franklin C. Cook

/s/
Jack A. Birnbaum


Exhibit 2.

BY-LAWS
OF
CRONUS CORPORATION
AS AMENDED

ARTICLE 1
OFFICES

1. Registered or Statutory Office, and Agent or Clerk.
The registered or statutory office of the corporation in the state of incorporation is 502 E. John Street, Carson City, NV 89706-3078. The registered, statutory or resident agent of the corporation at such office is CSC/Prentice Hall.

2. Other Places of Business. Branch or subordinate offices or places of business may be established at any time by the Board of Directors at any place or places where the corporation is qualified to do business.

ARTICLE 2

SHAREHOLDERS

	1. Annual Meeting. The annual meeting of shareholders shall be held upon not less than ten (10) nor more than fifty (60) days written notice of the time, place of the meeting, at one o'clock p.m. on the first day of the sixth month of each year at the principal office of the corporation or at such other time and place as shall be specified in the notice of meeting, in order to elect directors and transact such other business as shall come before the meeting, including the election of any officers as required by law. If that date is a legal holiday, the meeting shall be held at the same hour on the next succeeding business day.

2. Special Meetings. A special meeting of shareholders may be called for any purpose by the holders of not less then ten percent (10%) of the voting stock or the President or the Board of Directors or as permitted by law. Actions taken at such meetings shall have the approval of at least a majority of voting shareholders.

3. Action Without Meeting. The shareholders may act without a meeting if, prior or subsequent to such action, at least a majority of shareholders shall consent in writing to such action. Such written consent or consents shall be filed in the minute book.

4. Quorum. The presence at a meeting in person or by proxy of the holders of shares entitled to cast a majority of all shares issued and outstanding shall constitute a quorum.


5 Record Date. The record date for all meetings of shareholders shall be as fixed by the Board of Directors or as provided by statute.




ARTICLE 3

BOARD OF DIRECTORS

1. Number and Term of Office. The Board of Directors shall consist of at least one member. Each director shall be elected by the shareholders at each annual meeting and shall hold office until the next annual meeting of shareholders and until that director's successor shall have been elected and qualified.

2. Regular Meetings. A regular meeting of the Board shall be held without notice immediately following and at the same place as the annual shareholders' meeting for the purpose of electing officers and conducting such other business as may come before the meeting. The Board, by resolution, may provide for additional regular meetings which may be held without notice, except to members not present at the time of the adoption of the resolution.

3. Special Meetings. A special meeting of the Board may be called at any time by the president or by a majority of the directors for any purpose. Such meeting shall be held upon not less than two (2) days notice if given orally, (either by telephone or in person), or by telegraph, or upon not less than ten (10) days notice if given by depositing the notice in the United States mail, postage prepaid. Such notice shall specify the time, place and purpose of the meeting.

4. Action Without Meeting. The Board may act without a meeting if, prior to such action, each member of the Board shall consent in writing thereto. Such consent or consents shall be filed in the minute book.

5. Quorum. A majority of the entire Board shall constitute a quorum for the transaction of business.

6. Vacancies in Board of Directors. Vacancies in the
Board, whether caused by removal, death, mental or physical incapacitation or any other reason, including vacancies caused by an increase in the number of directors, may be filled by the affirmative vote of a majority of the remaining directors, even though less than a quorum of the Board, or by a sole remaining director.

ARTICLE 4

WAIVERS OF NOTICE

Any notice required by these By-Laws, the certificate of incorporation or the law of the state of incorporation may be waived in writing by any person entitled to notice. The waiver or waivers may be executed either before, at or after the event with respect to which notice is waived. Each director or shareholder attending a meeting without protesting the lack of proper notice, prior to the conclusion of the meeting, shall be deemed conclusively to have waived such notice.







ARTICLE 5

OFFICERS

1. Election. At its regular meeting following the annual meeting of shareholders, the Board shall elect a president, a treasurer, and a secretary and such other officers, including one or more vice presidents, as it shall deem necessary. One person may hold two or more offices, but not person shall hold the offices of president and secretary or clerk at the same time.

2. Duties and Authority of President. The president shall be chief executive officer of the corporation. Subject only to the authority of the Board, he shall have general charge and supervision over, and responsibility for, the business and affairs of the Corporation. Unless otherwise directed by the Board, all other officers shall be subject to the authority and supervision of the president. The president may enter into and execute in the name of the corporation contracts or other instruments in the regular course of business which are authorized, either generally or specifically, by the Board. He shall have the general powers and duties of management usually vested in the office of president of a corporation.

3. Duties and Authority of Vice President. The vice president shall perform such duties and have such authority as from time to time may be delegated to him by the president or by the Board. In the event of the absence, death, inability or refusal to act by the president, the vice president shall perform the duties and be vested with the authority of the president.

4. Duties and Authority of Treasurer. The treasurer shall have the custody of the funds and securities of the corporation and shall keep or cause to be kept regular books of account for the corporation. The treasurer shall perform such other duties and possess such other powers as are incident to that office or as shall be assigned by the president or the Board.

5. Duties and Authority of Secretary. The secretary shall cause notices of all meetings to be served as prescribed in these By-Laws and shall keep or cause to be kept the minutes of all meetings of the shareholders and the Board. The secretary shall have charge of the seal of the corporation. The secretary shall perform such other duties and possess such other powers as are incident to that office or as are assigned by the president or the Board.

6. Removal of Officers. The Board may remove any officer or agent of the corporation if such action, in the judgment of the Board, is in the best interest of the corporation. Appointment or election to a corporate office shall not, of itself, establish or create contract rights.

7. Vacancies in Offices. The Board, in its absolute discretion, may fill all vacancies in offices, regardless of the cause of such vacancies, for the remainder of the terms of the offices.


ARTICLE 6

AMENDMENTS TO AND EFFECT OF BYLAWS

FISCAL YEAR

1. Force and Effect of By-Laws. These By-Laws are subject to the provisions of the law of the State of Nevada and the corporation's certificate of incorporation, as it may be amended from time to time. If any provision in these By-Laws is inconsistent with a provision in the state statutes or the certificate of incorporation, the provision of the state statutes or the certificate of incorporation shall govern.

2. Amendments to By-Laws. These By-Laws may be altered, amended or repealed by the Board of Directors. The shareholders may reserve for themselves the right to alter, amend, or repeal the Bylaws. Any By-Law adopted, amended or repealed by the shareholders may be amended or repealed by the Board, unless the resolution of the shareholders adopting such By-Law expressly reserves to the shareholders the right to amend or repeal it.

3. Fiscal Year. The fiscal year of the corporation shall end on the last day of December of each year.


Exhibit 3.

CRONUS CORPORATION
Executive long-term Stock Investment Plan


ARTICLE I - GENERAL

1.01. Purpose.

The purposes of this Cronus Corporation, ("CRONUS"),
Executive Long-term Stock Investment Plan (the "Plan") are to:

	(a) closely associate the interests of the management of CRONUS and its subsidiaries and affiliates (collectively referred to as the "Company") with the shareholders by reinforcing the relationship between participants' rewards and shareholder gains;
	(b) provide management with an equity ownership in the Company commensurate with Company performance, as reflected in increased shareholder value;
	(c) maintain competitive compensation levels; and
	(d) provide an incentive to management for continuous employment with the Company.

1.02. Administration.

(a) The Plan shall be administered by a Committee appointed by the Board of Directors of CRONUS (the "Committee"), as constituted from time to time. The Committee shall consist of at least two members of the Board. During the one year prior to commencement of service on the Committee, the Committee members will not have participated in, and while serving and for one year after serving on the Committee, such members shall not be eligible for selection as persons to whom stock may be allocated or to whom stock options or stock appreciation rights may be granted under the Plan or any other discretionary plan of the Company under which participants are entitled to acquire stock, stock options or stock appreciation rights of the Company.
(b) The Committee shall have the authority, in its sole discretion and from time to time to: (i) designate the employees or classes of employees eligible to participate in the Plan; (ii) grant awards provided in the Plan in such form and amount as the Committee shall determine; (iii) impose such limitations, restrictions and conditions upon any such award as the Committee shall deem appropriate; and (iv) interpret the Plan, adopt, amend and rescind rules and regulations relating to the Plan, and make all other determinations and take all other action necessary or advisable for the implementation and administration of the Plan.
(c) Decisions and determinations of the Committee on all matters relating to the Plan shall be in its sole discretion and shall be conclusive. No member of the Committee shall be liable for any action taken or decision made in good faith relating to the Plan or any award thereunder.

1.03. Eligibility for Participation.

Participants in the Plan shall be selected by the Committee from the executive officers and other key employees of the Company who occupy responsible managerial or professional positions and who have the capability of making a substantial contribution to the success of the Company. In making this selection and in determining the form and amount of awards, the Committee shall consider any factors deemed relevant, including the individual's functions, responsibilities, value of services to the Company and past and potential contributions to the Company's profitability and sound growth.

1.04. Types of Awards Under Plan.

Awards under the Plan may be in the form of any one or more of the following: (i) Stock Options, as described in Article II; (ii) Incentive Stock Options, as described in Article III; (iii) Reload Options, as described in Article IV; (iv) Alternate Appreciation Rights, as described in Article V;
and (v) Limited Rights, as described in Article VI.


1.05 Aggregate Limitation on Awards.

(a) Shares of stock which may be issued under the Plan shall be authorized and unissued or treasury shares of Common Stock of CRONUS ("Common Stock"). The maximum number of shares of Common Stock which may be issued under the Plan shall be 5 million.
(b) For purposes of calculating the maximum number of shares of Common Stock which may be issued under the Plan:
(i) all the shares issued (including the shares, if any, withheld for tax withholding requirements) shall be counted when cash is used as full payment for shares issued upon exercise of a Stock Option, Incentive Stock Option or Reload Option; (ii) only the shares issued (including the shares, if any, withheld for tax withholding requirements) as a result of an exercise of Alternate Appreciation Rights shall be counted; and (iii) only the net shares issued (including the shares, if any, withheld for tax withholding requirements) shall be counted when shares of Common Stock are used as full or partial payment for shares issued upon exercise of a Stock Option, Incentive Stock Option or Reload Option.
(c) In addition to shares of Common Stock actually issued pursuant to the exercise of Stock Options, Incentive Stock Options, Reload Options or Alternate Appreciation Rights, there shall be deemed to have been issued a number of shares equal to the number of shares of Common Stock in respect of which Limited Rights (as described in Article VI) shall have been exercised.
(d) Shares tendered by a participant as payment for shares issued upon exercise of a Stock Option, Incentive Stock Option or Reload Option shall be available for issuance under the Plan. Any shares of Common Stock subject to a Stock Option, Incentive Stock Option or Reload Option which for any reason is terminated unexercised or expires shall again be available for issuance under the Plan, but shares subject to a Stock Option, Incentive Stock Option or Reload Option which are not issued as a result of the exercise of Limited Rights shall not again be available for issuance under the Plan.

1.06. Effective Date and Term of Plan.

(a) The Plan shall become effective on the date approved by the Board of Directors.
(b) No awards shall be made under the Plan after the last day of the Company's 2000 fiscal year provided, however, that the Plan and all awards made under the Plan prior to such date shall remain in effect until such awards have been satisfied or terminated in accordance with the Plan and the terms of such awards.

ARTICLE II - STOCK OPTIONS

2.01. Award of Stock Options.

The Committee may from time to time, and subject to the provisions of the Plan and such other terms and conditions as the Committee may prescribe, grant to any participant in the Plan one or more options to purchase for cash or shares the number of shares of Common Stock ("Stock Options") allotted by the Committee. The date a Stock Option is granted shall mean the date selected by the Committee as of which the Committee allots a specific number of shares to a participant pursuant to the Plan.

2.02. Stock Option Agreements.

The grant of a Stock Option shall be evidenced by a written Stock Option Agreement, executed by the Company and the holder of a Stock Option (the "optionee"), stating the number of shares of Common Stock subject to the Stock Option evidenced thereby, and in such form as the Committee may from time to time determine.

2.03. Stock Option Price.

The option price per share of Common Stock deliverable upon the exercise of a Stock Option shall be 100 % of the fair market value of a share of Common Stock on the date the Stock Option is granted.

2.04. Term and Exercise.

Each Stock Option shall be fully exercisable six months from the date of its grant and unless a shorter period is provided by the Committee or by another Section of this Plan, may be exercised during a period of ten years from the date of grant thereof (the "option term"). No Stock Option shall be exercisable after the expiration of its option term.

2.05. Manner of Payment.

Each Stock Option Agreement shall set forth the procedure governing the exercise of the Stock Option granted thereunder, and shall provide that, upon such exercise in respect of any shares of Common Stock subject thereto, the optionee shall pay to the Company, in full, the option price for such shares with cash or with previously owned Common Stock.

2.06. Restrictions on Certain Shares.

As soon as practicable after receipt of payment, the Company shall deliver to the optionee a certificate or certificates for such shares of Common Stock. The optionee shall become a shareholder of the Company with respect to Common Stock represented by share certificates so issued and as such shall be fully entitled to receive dividends, to vote and to exercise all other rights of a shareholder. Notwithstanding the foregoing, a number of shares of Common Stock received upon the exercise of the options shall be subject to certain restrictions. The number of shares subject to the restrictions shall be equal to the total number of shares received in the exercise of the options minus (i) the number of shares which have a fair market value on the date of the option exercise equal to the total option price for all the shares received in the option exercise and
(ii) the number of shares which have a fair market value on the date of the option exercise equal to the applicable federal, state and local withholding tax on the total option exercise and any brokerage commission or interest charges, if applicable, to the exercise. The restrictions on these shares of Common Stock shall be as follows:
(a) The optionee shall be prohibited from the sale, exchange, transfer, pledge, hypothecation, gift or other disposition of such shares of Common Stock until the earlier of the expiration of the option term or termination of the optionee's employment for any reason. Notwithstanding the foregoing, such shares of Common Stock may be used as payment of the option price of shares issued upon the exercise of other Stock Options.
(b) The restrictions shall apply to any new, additional or different securities the optionee may become entitled to receive with respect to such shares by virtue of a stock split or stock dividend or any other change in the corporate or capital structure of the Company.
(c) Until such time as the restrictions hereunder lapse, the share certificate representing such shares shall contain a restrictive legend evidencing said restrictions. Alternatively, the optionee shall be required to deposit the share certificate with the Company or its agent, endorsed in blank or accompanied by a duly executed irrevocable stock power or other instrument of transfer.

2.07. Death of Optionee.

(a) Upon the death of the optionee, any rights to the extent exercisable on the date of death may be exercised by the optionee's estate, or by a person who acquires the right to exercise such Stock Option by bequest or inheritance or by reason of the death of the optionee, provided that such exercise occurs within both the remaining effective term of the Stock Option and one year after the optionee's death.
(b) The provisions of this Section shall apply notwithstanding the fact that the optionee's employment may have terminated prior to death, but only to the extent of any rights exercisable on the date of death.

2.08. Retirement or Disability.

Upon termination of the optionee's employment by reason of retirement or permanent disability (as each is determined by the Committee), the optionee may, within 36 months from the date of termination, exercise any Stock Options to the extent such options are exercisable during such 36-month period.

2.09. Termination for Other Reasons.

Except as provided in Sections 2.07 and 2.08, or except as otherwise determined by the Committee, all Stock Options shall terminate upon the termination of the optionee's employment.

2.10. Effect of Exercise.

The exercise of any Stock Option shall cancel that number of related Alternate Appreciation Rights and/or Limited
Rights, if any, which is equal to the number of shares of Common Stock purchased pursuant to said option.


ARTICLE III - INCENTIVE STOCK OPTIONS

3.01. Award of Incentive Stock Options.

The Committee may, from time to time and subject to the provisions of the Plan and such other terms and conditions as the Committee may prescribe, grant to any participant in the Plan one or more "incentive stock options" (intended to qualify as such under the provisions of section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options") to purchase for cash or shares the number of shares of Common Stock allotted by the Committee. The date an Incentive Stock Option is granted shall mean the date selected by the Committee as of which the Committee allots a specific number of shares to a participant pursuant to the Plan. Notwithstanding the foregoing, Incentive Stock Options shall not be granted to any owner of 10% or more of the total combined voting power of the Company and its subsidiaries.

3.02. Incentive Stock Option Agreements.

The grant of an Incentive Stock Option shall be evidenced by a written Incentive Stock Option Agreement, executed by the Company and the holder of an Incentive Stock Option (the "optionee"), stating the number of shares of Common Stock subject to the Incentive Stock Option evidenced thereby, and in such form as the Committee may from time to time determine.

3.03. Incentive Stock Option Price.

The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option shall be 100% of the fair market value of a share of Common Stock on the date the Incentive Stock Option is granted.

3.04. Term and Exercise.

Each Incentive Stock Option shall be fully exercisable six months from the date of its grant and unless a shorter period is provided by the Committee or another Section of this Plan, may be exercised during a period of ten years from the date of grant thereof (the "option term"). No Incentive Stock Option shall be exercisable after the expiration of its option term.

3.05. Maximum Amount of Incentive Stock Option Grant.

The aggregate fair market value (determined on the date the option is granted) of Common Stock subject to an Incentive
Stock Option granted to an optionee by the Committee in any calendar year shall not exceed $100,000.

3.06. Death of Optionee.

(a) Upon the death of the optionee, any Incentive Stock Option exercisable on the date of death may be exercised by the optionee's estate or by a person who acquires the right to exercise such Incentive Stock Option by bequest or inheritance or by reason of the death of the optionee, provided that such exercise occurs within both the remaining option term of the Incentive Stock Option and one year after the optionee's death.

(b) The provisions of this Section shall apply notwithstanding the fact that the optionee's employment may have terminated prior to death, but only to the extent of any Incentive Stock Options exercisable on the date of death.

3.07. Retirement or Disability.

Upon the termination of the optionee's employment by reason of permanent disability or retirement (as each is determined by the Committee), the optionee may, within 36 months from the date of such termination of employment, exercise any Incentive Stock Options to the extent such Incentive Stock Options were exercisable at the date of such termination of employment. Notwithstanding the foregoing, the tax treatment available pursuant to Section 422 of the Internal Revenue Code of 1986 upon the exercise of an Incentive Stock Option will not be available to an optionee who exercises any Incentive Stock Options more than (i) 12 months after the date of termination of employment due to permanent disability or (ii) three months after the date of termination of employment due to retirement.

3.08. Termination For Other Reasons.

Except as provided in Sections 3.06 and 3.07 or except as otherwise determined by the Committee, all Incentive Stock
Options shall terminate upon the termination of the optionee's employment.

3.09. Applicability of Stock Options Sections.

Sections 2.05, Manner of Payment; 2.06, Restrictions on
Certain Shares; and 2.10, Effect of Exercise, applicable to
Stock Options, shall apply equally to Incentive Stock
Options.  Said Sections are incorporated by reference in this
Article III as though fully set forth herein.


ARTICLE IV - RELOAD OPTIONS

4.01. Authorization of Reload Options.

Concurrently with the award of Stock Options and/or the award of Incentive Stock Options to any participant in the Plan, the Committee may authorize reload options ("Reload Options") to purchase for cash or shares a number of shares of Common Stock. The number of Reload Options shall equal (i) the number of shares of Common Stock used to exercise the underlying Stock Options or Incentive Stock Options and (ii) to the extent authorized by the Committee, the number of shares of Common Stock used to satisfy any tax withholding requirement incident to the exercise of the underlying Stock Options or Incentive Stock Options. The grant of a Reload Option will become effective upon the exercise of underlying Stock Options, Incentive Stock Options or Reload Options through the use of shares of Common Stock held by the optionee for at least 12 months. Notwithstanding the fact that the underlying option may be an Incentive Stock Option, a Reload Option is not intended to qualify as an "incentive stock option" under Section 422 of the Internal Revenue Code of 1986.

4.02. Reload Option Amendment.

Each Stock Option Agreement and Incentive Stock Option
Agreement shall state whether the Committee has authorized
Reload Options with respect to the underlying Stock Options and/or Incentive Stock Options. Upon the exercise of an underlying Stock Option, Incentive Stock Option or other
Reload Option, the Reload Option will be evidenced by an amendment to the underlying Stock Option Agreement or Incentive Stock Option Agreement.

4.03. Reload Option Price.

The option price per share of Common Stock deliverable upon the exercise of a Reload Option shall be the fair market value of a share of Common Stock on the date the grant of the Reload Option becomes effective.

4.04. Term and Exercise.

Each Reload Option is fully exercisable six months from the effective date of grant. The term of each Reload Option shall be equal to the remaining option term of the underlying
Stock Option and/or Incentive Stock Option.

4.05. Termination of Employment.

No additional Reload Options shall be granted to optionee's when Stock Options, Incentive Stock Options and/or
Reload Options are exercised pursuant to the terms of this Plan following termination of the optionee's employment.

4.06. Applicability of Stock Options Sections.

Sections 2.05, Manner of Payment; 2.06, Restrictions on Certain Shares; 2.07, Death of Optionee; 2.08, Retirement or Disability; 2.09, Termination for Other Reasons; and 2.10, Effect of Exercise, applicable to Stock Options, shall apply equally to Reload Options. Said Sections are incorporated by reference in this Article IV as though fully set forth herein. Value of a share of Common Stock on the date the option related to said Alternate Right was granted or became effective, as the case may be.


ARTICLE V-ALTERNATE APPRECIATION RIGHTS

5.01. Award of Alternate Rights.

Concurrently with or subsequent to the award of any Stock
Option, Incentive Stock Option or Reload Option to purchase one or more shares of Common Stock, the Committee may, subject to the provisions of the Plan and such other terms and conditions as the Committee may prescribe, award to the optionee with respect to each share of Common Stock, a related alternate appreciation right ("Alternate Right"), permitting the optionee to be paid the appreciation on the option in lieu of exercising the option.

5.02. Alternate Rights Agreement.

Alternate Rights shall be evidenced by written agreements in such form as the Committee may from time to time determine.

5.03. Exercise.

An optionee who has been granted Alternate Rights may, from time to time, in lieu of the exercise of an equal number of options, elect to exercise one or more Alternate Rights and thereby become entitled to receive from the Company payment in Common Stock the number of shares determined pursuant to Sections 5.04 and 5.05. Alternate Rights shall be exercisable only to the same extent and subject to the same conditions as the options related thereto are exercisable, as provided in this Plan. The Committee may, in its discretion, prescribe additional conditions to the exercise of any Alternate Rights.

5.04. Amount of Payment.

The amount of payment to which an optionee shall be entitled upon the exercise of each Alternate Right shall be equal to 100% of the amount, if any, by which the fair market value of a share of Common Stock on the exercise date exceeds the fair market Rights shall terminate upon the termination of the optionee's employment or upon the death of the optionee.

5.05. Form of Payment.

The number of shares to be paid shall be determined by dividing the amount of payment determined pursuant to Section
5.04 by the fair market value of a share of Common Stock on the exercise date of such Alternate Rights. As soon as practicable after exercise, the Company shall deliver to the optionee a certificate or certificates for such shares of Common Stock. All such shares shall be issued with the rights and restrictions specified in Section 2.06.

5.06. Effect of Exercise.

The exercise of any Alternate Rights shall cancel an equal number of Stock Options, Incentive Stock Options, Reload
Options and Limited Rights, if any, related to said Alternate
Rights.

5.07. Retirement or Disability.

Upon termination of the optionee's employment (including employment as a director of the Company after an optionee terminates employment as an officer or key employee of the Company) by reason of permanent disability or retirement (as each is determined by the Committee), the optionee may, within six months from the date of such termination, exercise any Alternate Rights to the extent such Alternate Rights are exercisable during such six-month period.

5.08. Death of Optionee or Termination for Other Reasons.

Except as provided in Section 5.07, or except as otherwise determined by the Committee, all Alternate


ARTICLE VI - LIMITED RIGHTS

6.01. Award of Limited Rights.

Concurrently with or subsequent to the award of any Stock Option, Incentive Stock Option, Reload Option or Alternate Right, the Committee may, subject to the provisions of the Plan and such other terms and conditions as the Committee may prescribe, award to the optionee with respect to each share of Common Stock, a related limited right permitting the optionee, during a specified limited time period, to be paid the appreciation on the option in lieu of exercising the option ("Limited Right").

6.02. Limited Rights Agreement.

Limited Rights granted under the Plan shall be evidenced by written agreements in such form as the Committee may from time to time determine.

6.03. Exercise Period.

Limited Rights are exercisable in full for a period of seven months following the date of a Change in Control of Acquiring Company (the "Exercise Period"); provided, however, that Limited Rights may not be exercised under any circumstances until the expiration of the six-month period following the date of grant. As used in the Plan, a "Change in Control" shall be deemed to have occurred if:
(a) individuals who were directors of Acquiring Company immediately prior to a Control Transaction shall cease, within one year of such Control Transaction, to constitute a majority of the Board of Directors of CRONUS (or of the Board of Directors of any successor to Acquired Company, or to all or substantially all of its assets), or
(b) any entity, person or Group other than CRONUS or a subsidiary of CRONUS acquires shares of CRONUS in a transaction or series of transactions that result in such entity, person or Group directly or indirectly owning beneficially fifty-one percent (51 %) or more of the outstanding shares.

As used herein, "Control Transaction" shall be (i) any tender offer for or acquisition of capital stock of CRONUS, (ii) any merger, consolidation, or sale of all or substantially all of the assets of CRONUS which has been approved by the shareholders, (iii) any contested election of directors of CRONUS or (iv) any combination of the foregoing which results in a change in voting power sufficient to elect a majority of the Board of Directors of CRONUS As used herein, "Group" shall mean persons who act in concert as described in Sections 13(d)(3) and/or 14(d)(2) of the Securities Exchange Act of 1934, as amended.

6.04. Amount of Payment.

The amount of payment to which an optionee shall be entitled upon the exercise of each Limited Right shall be equal to 100% of the amount, if any, which is equal to the difference between the price per share of Common Stock covered by the related option on the date the option was granted and the Market Price of a share of such Common Stock. Market Price is defined to be the greater of (i) the highest price per share of the Company's Common Stock paid in connection with any Change in Control and (ii) the highest price per share of the Company's Common Stock reflected in the consolidated trading tables of the Wall Street Journal during the 60-day period prior to the Change in Control.

6.05. Form of Payment.

Payment of the amount to which an optionee is entitled upon the exercise of Limited Rights, as determined pursuant to Section 6.04, shall be made solely in cash.

6.06. Effect of Exercise.

If Limited Rights are exercised, the Stock Options,
Incentive Stock Options, Reload Options and Alternate Rights, if any, related to such Limited Rights cease to be exercisable to the extent of the number of shares with respect to which the Limited Rights were exercised. Upon the exercise or termination of the options, and Alternate Rights, if any, related to such Limited Rights, the Limited Rights granted with respect thereto terminate to the extent of the number of shares as to which the related options and Alternate Rights were exercised or terminated.

6.07. Retirement or Disability.

Upon termination of the optionee's employment (including employment as a director of this Company after an optionee terminates employment as an officer or key employee of this Company) by reason of permanent disability or retirement (as each is determined by the Committee), the optionee may, within six months from the date of termination, exercise any Limited Right to the extent such Limited Right is exercisable during such six-month period.

6.08. Death of Optionee or Termination for Other Reasons.

Except as provided in Sections 6.07 and 6.09, or except as otherwise determined by the Committee, all Limited Rights granted under the Plan shall terminate upon the termination of the optionee's employment or upon the death of the optionee.

6.09. Termination Related to a Change in Control.

The requirement that an optionee be terminated by reason of retirement or permanent disability or be employed by the Company at the time of exercise pursuant to Sections 6.07 and
6.08 respectively, is waived during the Exercise Period as to any optionee who (i) was employed by the Company at the time of the Change in Control and (ii) is subsequently terminated by the Company other than for just cause or who voluntarily terminates if such termination was the result of a good faith determination by the optionee that as a result of the Change in Control he is unable to effectively discharge his present duties or the duties of the position which he occupied just prior to the Change in Control. As used herein "just cause" shall mean willful misconduct or dishonesty or conviction of or failure to contest prosecution for a felony, or excessive absenteeism unrelated to illness.


ARTICLE VII - MISCELLANEOUS

7.01. General Restriction.

Each award under the Plan shall be subject to the requirement that, if at any time the Committee shall determine that (i) the listing, registration or qualification of the shares of Common Stock subject or related thereto upon any securities exchange or under any state or Federal law, or
(ii) the consent or approval of any government regulatory body, or (iii) an agreement by the grantee of an award with respect to the disposition of shares of Common Stock, is necessary or desirable as a condition of, or in connection with, the granting of such award or the issue or purchase of shares of Common Stock thereunder, such award may not be consummated in whole or in part unless such listing, registration, qualification, consent, approval or agreement shall have been effected or obtained free of any conditions not acceptable to the Committee.

7.02. Non-Assignability.

No award under the Plan shall be assignable or transferable by the recipient thereof, except by will or by the laws of descent and distribution. During the life of the recipient, such award shall be exercisable only by such person or by such person's guardian or legal representative.

7.03. Withholding Taxes.

Whenever the Company proposes or is required to issue or transfer shares of Common Stock under the Plan, the Company shall have the right to require the grantee to remit to the Company an amount sufficient to satisfy any Federal, state and/or local withholding tax requirements prior to the delivery of any certificate or certificates for such shares. Alternatively, the Company may issue or transfer such shares of Common Stock net of the number of shares sufficient to satisfy the withholding tax requirements. For withholding tax purposes, the shares of Common Stock shall be valued on the date the withholding obligation is incurred.

7.04. Right to Terminate Employment.

Nothing in the Plan or in any agreement entered into pursuant to the Plan shall confer upon any participant the right to continue in the employment of the Company or effect any right which the Company may have to terminate the employment of such participant.

7.05. Non-uniform Determinations.

The Committee's determinations under the Plan (including without limitation determinations of the persons to receive awards, the form, amount and timing of such awards, the terms and provisions of such awards and the agreements evidencing same) need not be uniform and may be made by it selectively among persons who receive, or are eligible to receive, awards under the Plan, whether or not such persons are similarly situated.

7.06. Rights as a Shareholder.

The recipient of any award under the Plan shall have no rights as a shareholder with respect thereto unless and until certificates for shares of Common Stock are issued to him.

7.07. Definitions.

In this Plan the following definitions shall apply:
(a) "Subsidiary" means any corporation of which, at the time more than 50% of the shares entitled to vote generally in an election of directors are owned directly or indirectly by CRONUS or any subsidiary thereof.
(b) "Affiliate" means any person or entity which directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with CRONUS.
(c) "Fair market value" as of any date and in respect of any share of Common Stock means the closing price on such date or on the next business day, if such date is not a business day, of a share of Common Stock reflected in the consolidated trading tables of the Wall Street Journal or any other publication selected by the Committee, provided that, if shares of Common Stock shall not have been traded for more than 10 days immediately preceding such date or if deemed appropriate by the Committee for any other reason, the fair market value of shares of Common Stock shall be as determined by the Committee in such other manner as it may deem appropriate. In no event shall the fair market value of any share of Common Stock be less than its par value.
(d) "Option" means Stock Option, Incentive Stock Option or Reload Option.
(e) "Option price" means the purchase price per share of Common Stock deliverable upon the exercise of a Stock Option, Incentive Stock Option or Reload Option.

7.08. Leaves of Absence.

The Committee shall be entitled to make such rules, regulations and determinations as it deems appropriate under the Plan in respect of any leave of absence taken by the recipient of any award. Without limiting the generality of the foregoing, the Committee shall be entitled to determine
(i) whether or not any such leave of absence shall constitute a termination of employment within the meaning of the Plan and (ii) the impact, if any, of any such leave of absence on awards under the Plan theretofore made to any recipient who takes such leave of absence.

7.09. Newly Eligible Employees.

The Committee shall be entitled to make such rules, regulations, determinations and awards as it deems appropriate in respect of any employee who becomes eligible to participate in the Plan or any portion thereof after the commencement of an award or incentive period.

7.10. Adjustments.

In any event of any change in the outstanding Common Stock by reason of a stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like, the Committee may appropriately adjust the number of shares of Common Stock which may be issued under the Plan, the number of shares of Common Stock subject to Options theretofore granted under the Plan, the option price of Options theretofore granted under the Plan, the amount of Restricted Stock Units theretofore awarded under the Plan, the performance targets referred to in Section 7.08 and any and all other matters deemed appropriate by the Committee.

7.11. Amendment of the Plan.

(a) The Committee may, without further action by the shareholders and without receiving further consideration from the participants, amend this Plan or condition or modify awards under this Plan in response to changes in securities or other laws or rules, regulations or regulatory interpretations thereof applicable to this Plan or to comply with stock exchange rules or requirements.
(b) The Committee may at any time and from time to time terminate or modify or amend the Plan in any respect, except that without shareholder approval the Committee may not (i) increase the maximum number of shares of Common Stock which may be issued under the Plan (other than increases pursuant to Section 7.10), (ii) extend the period during which any award may be granted or exercised, or (iii) extend the term of the Plan. The termination or any modification or amendment of the Plan, except as provided in subsection (a), shall not without the consent of a participant, affect his or her rights under an award previously granted to him or her.


Exhibit 4.

EMPLOYMENT AGREEMENT


This EMPLOYMENT AGREEMENT ("Agreement") is entered into and dated for reference purposes as of July 22, 1996, by and between Cronus Corporation, a Nevada corporation having a principal place of business at 7660 E. Broadway, Suite 210, Tucson, Arizona (hereinafter referred to as the "Company"), and Jonathan Roberts, an individual residing at 660 S. Freeman Road, Tucson, Arizona (hereinafter referred to as "Employee"). Company and Employee are sometime collectively referred to as "the Parties".

RECITALS

A.	WHEREAS, the Company desires to employ Employee and
Employee desires to work for the Company in the capacity and on the terms and conditions hereinafter provided.

B.	WHEREAS, Employee will be one of the key personnel of
the Company with the primary responsibility for the management and administration of all phases of the operations of Cronus Corporation.

NOW, THEREFORE, in consideration of the mutual covenants and promises herein, the Parties hereto agree as follows:


AGREEMENT


1.	EMPLOYMENT

	1.1	Office and Duties.  The Company agrees to employ
Employee and Employee agrees to work for the Company in the capacity of President of Cronus Corporation. Employee shall have those duties as are normally associated with his office and such other duties pertaining to such office as may from time to time be assigned to him. While employed hereunder, Employee shall devote his time, effort, skill and attention to the affairs of Cronus., and shall faithfully and diligently promote the business and interest of Cronus.
Employee may make personal investments in business entities or purchase shares of stock traded upon a recognized U.S. securities exchange, provided that such investments or purchases are not in companies which compete, directly or indirectly, with Cronus, and do not otherwise interfere or conflict with Employee's performance of this Agreement.

		Employee shall not, without the prior written consent of the Company, directly or indirectly, during the term of this Agreement, engage in any business activity, directly or indirectly, competitive with or adverse to the Company's business or interests, whether alone, as a partner, or as an officer, director, employee or shareholder of any other corporation, or otherwise.

	1.2	Term.  The term of employment hereunder commences
as of the date written above and shall continue for 6 years, unless sooner terminated in accordance with the provisions hereof.

	1.3	Location.  The duties which Employee shall be
required to perform under this Agreement shall be structured such that he can perform said duties in Tucson, Arizona. Employee shall not be required to relocate from Tucson, Arizona, without his consent.

2.	COMPENSATION.

	2.1	Base Salary.  The Company shall pay Employee during
the term of his employment hereunder a base salary of $175,000 per annum. Employee may receive annual increases and bonuses based on performance, at the discretion of the Board of Directors. The base salary shall be due and payable in equal bi-weekly installments and shall commence effective
July 15, 1996. Employee agrees to defer $100,000 of annual salary until company is, in the opinion of the Board of Directors, generating sufficient income, or until July 1, 1997, whichever occurs first.

	2.2	Employment Benefits.

		(a)	Employee shall be entitled to receive or to
participate in such disability, life, accidental death and dismemberment and other similar plans as shall be generally available to salaried employees of the Company. Employee's participation in such plans will be in accordance with and subject to the terms and provisions of the plans.

		(b)	Employee shall receive reimbursements of
business expenses and other perquisites in accordance with and subject to Company policy.

		(c)	Employee shall receive four weeks of vacation
time per year plus one additional week for every three years of service under this contract.

	2.3	Bonus.  Employee shall be entitled to participate
in any incentive compensation plan hereafter adopted by the Company.

3.	EXPENSES AND PRIOR AGREEMENTS

	3.1	Reimbursement of Expenses.  During the term of this
agreement, the Company shall reimburse Employee for all reasonable and necessary expenses related to the performance of the Employee's duties under this agreement, upon submission of detailed vouchers thereof in accordance with the Company's standard practices. The Company agrees to indemnify Employee for the use of Employee's credit in obtaining goods and services for the Company, including but not limited to any use of Employee as a guarantor for the rental of office space and for the initial establishment of a corporate credit card.

	3.2	Upon execution of this agreement, the employment
agreement dated November 15, 1995 between Diversified
American Industries Inc. (a prior name of the Company) and employee will be terminated and have no further effect with the exception of any options for shares of the Company's stock, which options shall continue in full effect.

4.	TERMINATION

	4.1	Termination of Employment.  The employment of
Employee shall terminate prior to the expiration of the term specified in Section 1.2 upon the occurrence of any of the following events:

		(a)	The death of Employee.

		(b)	Employee's disability pursuant to Section 4.2.

		(c)	Company's termination for cause of Employee
pursuant to Section 4.3.

		(d)	Employee's resignation from his employment
with Company.

	4.2	Disability.  If, by reason of any physical or
mental disability, Employee is unable to satisfactorily perform his duties under this Agreement for six consecutive months, or six months in any single calendar year, his services hereunder may be terminated by the Company upon two months' notice ("Notice Period") to be given to Employee at any time after the period of six continuous months of disability and while such disability continues. If, prior to the expiration of the Notice Period, Employee recovers from his prior disability and returns to the active discharge of his duties, the Notice Period shall be deemed canceled and Employee's employment shall continue as if the same had been uninterrupted. If Employee does not so recover from his disability and return to his duties, then his employment shall terminate at the expiration date of the Notice Period. During the period of Employee's disability and until the expiration date of the Notice Period, Employee shall continue to earn all compensation provided in Section 2 hereof as if he had not been disabled. In the event a dispute arises between Employee and the Company concerning Employee's physical or mental ability to continue or return to the performance of his duties as President of Cronus, Employee agrees to submit himself to examination by a competent physician mutually agreeable to both parties, and such physician's opinion on Employee's ability to perform the duties of President will be final and binding. Physician means a medical doctor licensed to practice in the state of Arizona.

	4.3	Termination For Cause.  Employee may be terminated
for cause only by reason of one or more of the following occurrences:

		(a)	Employee's conviction, by a court of competent
jurisdiction, of any crime (other than minor civil offenses such as traffic infractions), whether or not committed during the term or in the course of employment under this Agreement;

		(b)	Employee's willful misconduct, breach of his
fiduciary duties to the Company, or commission of an act of fraud upon, or an act materially evidencing dishonesty;

		(c)	Employee's willful and material failure to
observe or perform his duties under this Agreement; or

		(d)	Employee's habitual neglect of the faithful
performance of his duties under this Agreement.

		If the basis for termination is pursuant to paragraphs 4.3(c) or (d) above, Employee may be terminated only if he has been given at least sixty (60) days notice of the alleged failure or neglect and during such period he has failed to remedy same.

	4.4	Consequences of Termination.

		(a)	In the event that Employee's employment under
this Agreement is terminated for any reason other than that set forth at Section 4.1, the Company shall remain obligated to pay Employee the compensation set forth in Section 2.1 hereof for a period of four years. Provided, however, that if Employee owes any debt to the Company, Employee hereby authorizes Company to deduct from his bi-weekly paychecks an amount equal to the bi-weekly repayment of such debt at the time of termination.

		(b)	In the event that Employee's employment under
this Agreement is terminated for any reason set forth at
Section 4.1(c), the Company shall remain obligated to pay
Employee the compensation set forth in Section 2.1 hereof for a period of four years. Provided, however, that if Employee owes any debt to the Company, Employee hereby authorizes
Company to deduct from his bi-weekly paychecks an amount equal to the bi-weekly repayment of such debt at the time of termination.

		(c)	In the event that Employee's employment
hereunder shall terminate as a result of Employee's resignation as set forth at Section 4.1(d), or Employee's death as set forth at Section 4.1(a), Employee's base salary, as identified at Section 2.1, shall cease to accrue and be due him after the effective date of said resignation.

		(d)	In the event that Employee's employment
hereunder shall terminate pursuant to any of the provisions of this Section 4, the rights of the Employee under the employee benefit plans or other plans referred to in Section
2.2 and under any incentive compensation plan adopted pursuant to Section 2.3, shall be determined in accordance with the terms and provisions of such plans and options.

		(e)	In the event Employee's employment terminates,
all provisions of this Agreement shall remain in effect except as otherwise specifically provided in this Section
4.4.

5.	OTHER COVENANTS OF EMPLOYEE

	5.1	Employee shall not at any time or in any manner
make or cause to be made any copies, pictures, duplicates, facsimiles or other reproductions, recordings or any abstracts or summaries of any reports, studies, memoranda, correspondence, manuals, recordings, internal financial statements, cost data or business projections, plans or other written, printed or otherwise recorded materials of any kind whatever belonging to or in the possession of the Company or its subsidiaries. Employee shall have no right, title or interest in any such material, and Employee agrees that he will not, without the prior written consent of the Company, remove any such material from any premises of the Company or its subsidiaries and that he will surrender all such material to the Company immediately upon the termination of his employment or at any time prior thereto upon the request of the Company.

	5.2	Without the prior written consent of the Company,
Employee shall not at any time (whether during or after his employment with the Company) use for his own benefit, or for the benefit of or purposes of any other person, firm, partnership, association, corporation or business organization, entity or enterprise ("Entity"), or disclose (except in the performance of his duties hereunder) in any manner to any other Entity, any trade secrets, confidential information, data know-how or knowledge (including but not limited to, that relating to service techniques, patents, software, manufacturing processes, purchasing organizations and methods, sales organizations and methods, inventory and financial information, market development and expansion plans, medical therapies, methodologies and its markets, client lists, medical programs and customer and supplier identities and relationships) belonging to, or relating to the affairs of, the Company or its subsidiaries.

	5.3	During the term of this Agreement, Employee shall
not in any manner induce, attempt to induce or assist others to induce or attempt to induce (1) any employee, agent, representative or other person associated with the Company or any of its subsidiaries to terminate his or her association with the Company or such subsidiary, nor in any manner prohibited under Arizona law interfere with the relationship between the Company or such subsidiary and any such persons, or (2) any customer or supplier of the Company or any of its subsidiaries to terminate its or his or her association with the Company or such subsidiary, or do anything to interfere, as prohibited under Arizona law, with the relationship between the Company or such subsidiary and any customer or supplier.

	5.4	Employee acknowledges and agrees that the Company's
remedy at law for any breach of any Employee's obligations under any of Sections 4.1 through 4.4 would be inadequate, and agrees and consents that temporary and permanent injunctive relief may be granted in any proceeding that may be brought to enforce any provision of such sections, without the necessity of proof of actual damage. It is the intent of the Employee and the Company that the provisions of Section
4.1 and 4.4 be given the fullest effect consistent with applicable law, and that they survive the termination of this Agreement.

6.	GENERAL PROVISIONS

	6.1	Representations and Warranties.

		(a)	Employee represents and warrants to the
Company that (1) he is free to accept employment hereunder;
(2) he has no prior or other obligations or commitments of any kind to anyone that would hinder or interfere with his acceptance of, or the exercise of his best efforts, as an employee of the Company and to perform his duties as President of Cronus Corporation; and (3) when executed and delivered, this Agreement will constitute his legal and binding obligation.

	6.2	Entire Agreement/Amendments.  This Agreement sets
forth the entire agreement and understanding of the parties concerning the subject matter hereof and supersedes all prior agreements, arrangements and understandings between Employee and the Company concerning the subject matter. This
Agreement may not be amended or modified except by a written document specifically referring to this Agreement and executed by the parties hereto.

	6.3	Notices.

		(a)	Any notices or other communication required or
permitted to be given hereunder shall be in writing and may either be delivered personally to the addressee or be mailed, first class, postage prepaid and shall be deemed given when so delivered personally, or if mailed, 5 days after the time of mailing, or if by facsimile, then one business day after the sending of the facsimile, as follows:
		If to the Company:

				Cronus Corporation
				7660 E. Broadway, Suite 210
				Tucson, Arizona  85710

		If to the Employee:

				Jonathan Roberts
				660 S. Freeman Road
				Tucson, Arizona  85748

	(b)	In the event that a dispute arises between the
parties with respect to this Agreement and litigation results, service of process is sufficient if made pursuant to the provisions of this Section 6.3.

	(c)	Either party may change the address to which any
such notices or communications are to be delivered to it by giving written notice to the other party in the manner provided in Section 6.3(a) hereof.

	6.4	Assignments; Binding Effect.

		(a)	Employee acknowledges that the services to be
rendered by him are unique and personal. Accordingly, Employee may not assign any of his rights or delegate any of his duties or obligations under this Agreement. This
Agreement shall be binding upon and, to the extent herein permitted, shall inure to the benefit of Employee's heirs, legatees and legal representatives.

		(b)	The Company may assign this Agreement or its
rights hereunder; provided, however, such an assignment shall not relieve the Company of any of its obligations herein.
This Agreement shall be binding upon and, to the extent herein permitted, shall inure to the benefit of the Company's successors and assigns.

	6.5	Waivers.  The failure of either party hereto at any
time, or from time to time, to require performance of any of the other party's obligations under this Agreement shall in no manner affect the right to enforce any provision of this Agreement at a subsequent time, and the waiver of any rights arising out of any breach shall not be construed as a waiver of any rights arising out of any subsequent breach.

	6.6	Severability.  The parties intend that this
Agreement be enforceable to the extent of its provisions.
The parties agree that each provision hereof is a separate and distinct agreement and independent of the others, so that if any provision hereof is held to be invalid or unenforceable for any reason, such invalidity or unenforceability shall not affect the validity or enforceability of any other provision hereof.

	6.7	Applicable Law.  The provisions of this Agreement
shall be governed and interpreted in accordance with the laws of the State of Arizona.

	6.8	Venue.  The parties hereby agree that any dispute
between them regarding this Agreement will be resolved in Pima County Superior Court, Tucson, Arizona, and the parties hereby consent to the jurisdiction of said court.

	IN WITNESS HEREOF, the parties hereto have executed this Agreement as of the date first above written.

EMPLOYEE:					     	EMPLOYER:
						             	CRONUS CORPORATION



Jonathan Roberts				By: Kevin M. Sherlock,
                    Member, Board of Directors


Exhibit 5.

EMPLOYMENT AGREEMENT


This EMPLOYMENT AGREEMENT ("Agreement") is entered into and dated for reference purposes as of July 22, 1996, by and between Cronus Corporation, a Nevada corporation having a principal place of business at 7660 E. Broadway, Suite 210, Tucson, Arizona (hereinafter referred to as the "Company"), and Kevin Sherlock, an individual residing at 43 E. 2nd Street, Tucson, Arizona (hereinafter referred to as "Employee"). Company and Employee are sometime collectively referred to as "the Parties".

RECITALS

A.	WHEREAS, the Company desires to employ Employee and
Employee desires to work for the Company in the capacity and on the terms and conditions hereinafter provided.

B.	WHEREAS, Employee will be one of the key personnel of
the Company with the primary responsibility of assisting the president of the Company and to act as the secretary of Cronus Corporation.

NOW, THEREFORE, in consideration of the mutual covenants and promises herein, the Parties hereto agree as follows:


AGREEMENT


1.	EMPLOYMENT

	1.1	Office and Duties.  The Company agrees to employ
Employee and Employee agrees to work for the Company in the capacity of Secretary of Cronus Corporation. Employee shall have those duties as are normally associated with his office and such other duties pertaining to such office as may from time to time be assigned to him. While employed hereunder, Employee shall devote his time, effort, skill and attention to the affairs of Cronus., and shall faithfully and diligently promote the business and interest of Cronus.
Employee may make personal investments in business entities or purchase shares of stock traded upon a recognized U.S. securities exchange, provided that such investments or purchases are not in companies which compete, directly or indirectly, with Cronus, and do not otherwise interfere or conflict with Employee's performance of this Agreement.

		Employee shall not, without the prior written consent of the Company, directly or indirectly, during the term of this Agreement, engage in any business activity, directly or indirectly, competitive with or adverse to the Company's business or interests, whether alone, as a partner, or as an officer, director, employee or shareholder of any other corporation, or otherwise.

	1.2	Term.  The term of employment hereunder commences
as of the date written above and shall continue for 4 years, unless sooner terminated in accordance with the provisions hereof.

	1.3	Location.  The duties which Employee shall be
required to perform under this Agreement shall be structured such that he can perform said duties in Tucson, Arizona. Employee shall not be required to relocate from Tucson, Arizona, without his consent.

2.	COMPENSATION.

	2.1	Base Salary.  The Company shall pay Employee during
the term of his employment hereunder a base salary of $48,000 per annum. Employee may receive annual increases and bonuses based on performance, at the discretion of the Board of Directors. The base salary shall be due and payable in equal bi-weekly installments and shall commence effective September
1, 1996. Employee agrees to defer $1,000 of monthly salary until company is, in the opinion of the Board of Directors, generating sufficient income, or until July 1, 1997, whichever occurs first.

	2.2	Employment Benefits.

		(a)	Employee shall be entitled to receive or to
participate in such disability, life, accidental death and dismemberment and other similar plans as shall be generally available to salaried employees of the Company. Employee's participation in such plans will be in accordance with and subject to the terms and provisions of the plans.

		(b)	Employee shall receive reimbursements of
business expenses and other perquisites in accordance with and subject to Company policy.

		(c)	Employee shall receive four weeks of vacation
time per year plus one additional week for every three years of service under this contract.

	2.3	Bonus.  Employee shall be entitled to participate
in any incentive compensation plan hereafter adopted by the Company.

3.	EXPENSES AND PRIOR AGREEMENTS

	3.1	Reimbursement of Expenses.  During the term of this
agreement, the Company shall reimburse Employee for all reasonable and necessary expenses related to the performance of the Employee's duties under this agreement, upon submission of detailed vouchers thereof in accordance with the Company's standard practices. The Company agrees to indemnify Employee for the use of Employee's credit in obtaining goods and services for the Company.

	3.2	Upon execution of this agreement, the consulting
agreement dated May 24, 1995 between Company and Employee will be terminated and have no further effect.

4.	TERMINATION

	4.1	Termination of Employment.  The employment of
Employee shall terminate prior to the expiration of the term specified in Section 1.2 upon the occurrence of any of the following events:

		(a)	The death of Employee.

		(b)	Employee's disability pursuant to Section 4.2.

		(c)	Company's termination for cause of Employee
pursuant to Section 4.3.

		(d)	Employee's resignation from his employment
with Company.

	4.2	Disability.  If, by reason of any physical or
mental disability, Employee is unable to satisfactorily perform his duties under this Agreement for six consecutive months, or six months in any single calendar year, his services hereunder may be terminated by the Company upon two months' notice ("Notice Period") to be given to Employee at any time after the period of six continuous months of disability and while such disability continues. If, prior to the expiration of the Notice Period, Employee recovers from his prior disability and returns to the active discharge of his duties, the Notice Period shall be deemed canceled and Employee's employment shall continue as if the same had been uninterrupted. If Employee does not so recover from his disability and return to his duties, then his employment shall terminate at the expiration date of the Notice Period. During the period of Employee's disability and until the expiration date of the Notice Period, Employee shall continue to earn all compensation provided in Section 2 hereof as if he had not been disabled. In the event a dispute arises between Employee and the Company concerning Employee's physical or mental ability to continue or return to the performance of his duties as President of Cronus, Employee agrees to submit himself to examination by a competent physician mutually agreeable to both parties, and such physician's opinion on Employee's ability to perform the duties of President will be final and binding. Physician means a medical doctor licensed to practice in the state of Arizona.

	4.3	Termination For Cause.  Employee may be terminated
for cause only by reason of one or more of the following occurrences:

		(a)	Employee's conviction, by a court of competent
jurisdiction, of any crime (other than minor civil offenses such as traffic infractions), whether or not committed during the term or in the course of employment under this Agreement;

		(b)	Employee's willful misconduct, breach of his
fiduciary duties to the Company, or commission of an act of fraud upon, or an act materially evidencing dishonesty;

		(c)	Employee's willful and material failure to
observe or perform his duties under this Agreement; or

		(d)	Employee's habitual neglect of the faithful
performance of his duties under this Agreement.

		If the basis for termination is pursuant to paragraphs 4.3(c) or (d) above, Employee may be terminated only if he has been given at least sixty (60) days notice of the alleged failure or neglect and during such period he has failed to remedy same.

	4.4	Consequences of Termination.

		(a)	In the event that Employee's employment under
this Agreement is terminated for any reason other than that set forth at Section 4.1, the Company shall remain obligated to pay Employee the compensation set forth in Section 2.1 hereof for a period of four years. Provided, however, that if Employee owes any debt to the Company, Employee hereby authorizes Company to deduct from his bi-weekly paychecks an amount equal to the bi-weekly repayment of such debt at the time of termination.

		(b)	In the event that Employee's employment under
this Agreement is terminated for any reason set forth at
Section 4.1(c), the Company shall remain obligated to pay
Employee the compensation set forth in Section 2.1 hereof for a period of four years. Provided, however, that if Employee owes any debt to the Company, Employee hereby authorizes
Company to deduct from his bi-weekly paychecks an amount equal to the bi-weekly repayment of such debt at the time of termination.

		(c)	In the event that Employee's employment
hereunder shall terminate as a result of Employee's resignation as set forth at Section 4.1(d), or Employee's death as set forth at Section 4.1(a), Employee's base salary, as identified at Section 2.1, shall cease to accrue and be due him after the effective date of said resignation.

		(d)	In the event that Employee's employment
hereunder shall terminate pursuant to any of the provisions of this Section 4, the rights of the Employee under the employee benefit plans or other plans referred to in Section
2.2 and under any incentive compensation plan adopted pursuant to Section 2.3, shall be determined in accordance with the terms and provisions of such plans and options.

		(e)	In the event Employee's employment terminates,
all provisions of this Agreement shall remain in effect except as otherwise specifically provided in this Section
4.4.

5.	OTHER COVENANTS OF EMPLOYEE

	5.1	Employee shall not at any time or in any manner
make or cause to be made any copies, pictures, duplicates, facsimiles or other reproductions, recordings or any abstracts or summaries of any reports, studies, memoranda, correspondence, manuals, recordings, internal financial statements, cost data or business projections, plans or other written, printed or otherwise recorded materials of any kind whatever belonging to or in the possession of the Company or its subsidiaries. Employee shall have no right, title or interest in any such material, and Employee agrees that he will not, without the prior written consent of the Company, remove any such material from any premises of the Company or its subsidiaries and that he will surrender all such material to the Company immediately upon the termination of his employment or at any time prior thereto upon the request of the Company.

	5.2	Without the prior written consent of the Company,
Employee shall not at any time (whether during or after his employment with the Company) use for his own benefit, or for the benefit of or purposes of any other person, firm, partnership, association, corporation or business organization, entity or enterprise ("Entity"), or disclose (except in the performance of his duties hereunder) in any manner to any other Entity, any trade secrets, confidential information, data know-how or knowledge (including but not limited to, that relating to service techniques, patents, software, manufacturing processes, purchasing organizations and methods, sales organizations and methods, inventory and financial information, market development and expansion plans, medical therapies, methodologies and its markets, client lists, medical programs and customer and supplier identities and relationships) belonging to, or relating to the affairs of, the Company or its subsidiaries.

	5.3	During the term of this Agreement, Employee shall
not in any manner induce, attempt to induce or assist others to induce or attempt to induce (1) any employee, agent, representative or other person associated with the Company or any of its subsidiaries to terminate his or her association with the Company or such subsidiary, nor in any manner prohibited under Arizona law interfere with the relationship between the Company or such subsidiary and any such persons, or (2) any customer or supplier of the Company or any of its subsidiaries to terminate its or his or her association with the Company or such subsidiary, or do anything to interfere, as prohibited under Arizona law, with the relationship between the Company or such subsidiary and any customer or supplier.

	5.4	Employee acknowledges and agrees that the Company's
remedy at law for any breach of any Employee's obligations under any of Sections 4.1 through 4.4 would be inadequate, and agrees and consents that temporary and permanent injunctive relief may be granted in any proceeding that may be brought to enforce any provision of such sections, without the necessity of proof of actual damage. It is the intent of the Employee and the Company that the provisions of Section
4.1 and 4.4 be given the fullest effect consistent with applicable law, and that they survive the termination of this Agreement.

6.	GENERAL PROVISIONS

	6.1	Representations and Warranties.

		(a)	Employee represents and warrants to the
Company that (1) he is free to accept employment hereunder;
(2) he has no prior or other obligations or commitments of any kind to anyone that would hinder or interfere with his acceptance of, or the exercise of his best efforts, as an employee of the Company and to perform his duties as Secretary of Cronus Corporation; and (3) when executed and delivered, this Agreement will constitute his legal and binding obligation.

	6.2	Entire Agreement/Amendments.  This Agreement sets
forth the entire agreement and understanding of the parties concerning the subject matter hereof and supersedes all prior agreements, arrangements and understandings between Employee and the Company concerning the subject matter. This
Agreement may not be amended or modified except by a written document specifically referring to this Agreement and executed by the parties hereto.

	6.3	Notices.

		(a)	Any notices or other communication required or
permitted to be given hereunder shall be in writing and may either be delivered personally to the addressee or be mailed, first class, postage prepaid and shall be deemed given when so delivered personally, or if mailed, 5 days after the time of mailing, or if by facsimile, then one business day after the sending of the facsimile, as follows:
		If to the Company:

				Cronus Corporation
				7660 E. Broadway, Suite 210
				Tucson, Arizona  85710

		If to the Employee:

				Kevin Sherlock
				43 E. 2nd Street
				Tucson, Arizona  85705

	(b)	In the event that a dispute arises between the
parties with respect to this Agreement and litigation results, service of process is sufficient if made pursuant to the provisions of this Section 6.3.

	(c)	Either party may change the address to which any
such notices or communications are to be delivered to it by giving written notice to the other party in the manner provided in Section 6.3(a) hereof.

	6.4	Assignments; Binding Effect.

		(a)	Employee acknowledges that the services to be
rendered by him are unique and personal. Accordingly, Employee may not assign any of his rights or delegate any of his duties or obligations under this Agreement. This
Agreement shall be binding upon and, to the extent herein permitted, shall inure to the benefit of Employee's heirs, legatees and legal representatives.

		(b)	The Company may assign this Agreement or its
rights hereunder; provided, however, such an assignment shall not relieve the Company of any of its obligations herein.
This Agreement shall be binding upon and, to the extent herein permitted, shall inure to the benefit of the Company's successors and assigns.

	6.5	Waivers.  The failure of either party hereto at any
time, or from time to time, to require performance of any of the other party's obligations under this Agreement shall in no manner affect the right to enforce any provision of this Agreement at a subsequent time, and the waiver of any rights arising out of any breach shall not be construed as a waiver of any rights arising out of any subsequent breach.

	6.6	Severability.  The parties intend that this
Agreement be enforceable to the extent of its provisions.
The parties agree that each provision hereof is a separate and distinct agreement and independent of the others, so that if any provision hereof is held to be invalid or unenforceable for any reason, such invalidity or unenforceability shall not affect the validity or enforceability of any other provision hereof.

	6.7	Applicable Law.  The provisions of this Agreement
shall be governed and interpreted in accordance with the laws of the State of Arizona.

	6.8	Venue.  The parties hereby agree that any dispute
between them regarding this Agreement will be resolved in Pima County Superior Court, Tucson, Arizona, and the parties hereby consent to the jurisdiction of said court.

	IN WITNESS HEREOF, the parties hereto have executed this Agreement as of the date first above written.

EMPLOYEE:					    	EMPLOYER:
							            CRONUS CORPORATION



Kevin Sherlock					By: Jonathan Roberts,
						            	President, and
                   Member, Board of Directors


Exhibit 6.

FORM 8-K

CURRENT REPORT



Pursuant to Section 13 or 15(d) of The Securities Act of 1934



Date of Report (Date of earliest event reported)	 November
7, 1996


  Cronus Corporation
(Exact name of registrant as specified in its charter)



               Nevada		                0-9297
	36-3880744
( State or other			( Commission			(
I.R.S. Employer
jurisdiction			   	File Number )
Identification No.)
of Incorporation )



	7660 E. Broadway Blvd., Suite 210,	Tucson, Arizona
	85748
( Address of principal executive offices )			(
Zip Code )


Registrant's telephone number, including area code:
	(520) 885-1220

Item 1.		Changes in Control of Registrant.

	None.


Item 2.		Acquisition or Disposition of Assets.

	None.


Item 3.		Bankruptcy or Receivership.

	None.

Item 4.		Changes in Registrant's Certifying Accountant.

	By mutual agreement, the issuer's independent accountants, Schroeder & Stevenson, C.P.A.'s P.C., will not perform further accounting services for the issuer as of November 7, 1996. The issuer retained the accounting firm of Addison, Roberts & Ludwig, P.C. on October 4, 1996.

	Schroeder & Stevenson reports on the financial statements for the past two years do not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles,

	The decision to change accountants was approved by the Board of Directors on November 6, 1996.

	There were no disagreements with the former accountants on any matter of accounting principle or practices, financial statement disclosure, or audit scope or procedure, which, if not resolved to the former accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

	After review of the foregoing disclosure, the accounting firm of Schroeder & Stevenson provided a letter to the Commission indicating its assent with the above statements.
That letter is attached as Exhibit 1.

Item 5.		Other Events.

	None.




Item 6.		Resignations of Registrant's Directors.

	None.

Item 7.		Financial Statements and Exhibits.

	Exhibit 1, letter of Schroeder & Stevenson, C.P.A.'s
P.C. indicating assent to statements made by issuer in this disclosure.

Item 8.		Change in Fiscal Year.

	None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

					    Cronus Corporation
						( Registrant )


Date:	 November  7, 1996		       s/s Jonathan
Roberts
					  Jonathan Roberts, President

EXHIBIT 1  To 8-K


November 7, 1996

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Dear Commission:

We have review the Form 8-K Current Report to be filed by Cronus Corporation regarding the appointment of successor accountants, Addison, Roberts & Ludwig, P.C. We are in agreement with the statements made by Cronus Corporation in that disclosure.
If we may provide you with any further information, please do not hesitate to contact us.
Sincerely,

s/s Grant Schroeder
Schroeder & Stevenson, C.P.A.'s P.C.

Exhibit 7.  List of Subsidiaries.

Sunorc, Inc., a wholly owned subsidiary, incorporated in Arizona on December 4, 1995.

Big Bug Acquisition Company, a wholly owned subsidiary, was incorporated in Arizona on August 6, 1996.

Exhibit 8.  Consent of Auditors.

ADDISON, ROBERTS & LUDWIG, P.C.
Certified Public Accountants

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

We hereby consent to the inclusion of our report dated March
28, 1997, in the annual report of Cronus Corporation on Form
10-KSB for the year ended December 31, 1995.

/s/

Addison, Roberts & Ludwig, P.C.
Tucson, Arizona
March 28, 1997

2910 North Swan Road, Suite 204
Tucson, Arizona 85712
CRONUS CORPORATION




Audited Financial Statements
For the years ended December 31, 1995 and 1994


ADDISON, ROBERTS & LUDWIG, P.C.
Certified Public Accountants


(a)	INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Cronus Corporation


We have audited the accompanying balance sheet of Cronus Corporation as of December 31, 1995, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cronus Corporation as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

/s/

Addison, Roberts & Ludwig, P.C.
March 28, 1997

	CRONUS CORPORATION

(b)	BALANCE SHEET
	December 31, 1995



					ASSETS
Current assets:
	Cash						                    	$	     630
Prepaid compensation			          	   2,000
		Total current assets		         	   2,630
Deposits								                       700
Total assets			                	$   	3,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued compensation		         	$   29,166
Liabilities not discharged in bankruptcy
 								                        2,930,134
Total current liabilities	       2,959,300

Note payable to a shareholder			    84,900

		Total liabilities			           3,044,200

Commitments and contingencies (Notes 6 and 8)

Stockholders' deficit:
Common stock, $.001 par value; 30,000,000 shares
  authorized, 10,354,907 shares issued and outstanding
								                            10,355
Additional paid in capital			        2,000
Accumulated deficit			         	(3,053,225)

Total stockholders' deficit	    (3,040,870)

Total liabilities and stockholders' deficit
                                   $	3,330





	The accompanying notes are an integral part of the financial statements.
	Page 2

	CRONUS CORPORATION

(c)	STATEMENTS OF OPERATIONS
	For the years ended December 31, 1995 and 1994




				       	                  	1995	        1994

Revenues				              	$	   -0-    	$	   -0-
Expenses:
Professional fees		         	72,224
License and registration		    7,225
Commissions				               4,250
Officer compensation		       30,166
Other					                      57

Total expenses		            114,436		        -0-

Loss from operations		     (114,436)		       -0-

Other expense:
	Equity in net loss of unconsolidated
  	  subsidiaries			        	(4,114)		       -0-

	    Loss before income taxes(118,550)	     	-0-

Income tax provision			          -0-		       -0-

Net loss				           	$  (118,550)  	  $   -0-

Loss per share			      	$     (0.02)    	$ 	0.00

Average outstanding common shares 5,575,247	  5,240,907











The accompanying notes are an integral part of the financial statements.
	Page 3


(d)  CRONUS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the years ended December 31, 1995 and 1994
____________



         Common Stock       Additional
				               Par		    Paid in	    Accumulated
		       Shares	   Value	   Capital	    Deficit	 	      Total

Balance at December 31, 1993
   As previously reported
	     	5,240,907	  $5,241	    $ -0- 	   $  (4,541)	     $  700
	Adjustment (Note 8)  -0-	      -0-	  	(2,930,134)  (2,930,134)
	As restated
       5,240,907	   5,241	      -0-		  (2,934,675)  (2,929,434)
Net income (loss) for the year
  ended December 31, 1994       -0-	  			     -0-		       -0-
Balance at December 31, 1994
       5,240,907	   5,241	      -0-	   (2,934,675)	 (2,929,434)
Common stock issued:
	Officer compensation
       1,000,000	   1,000	      -0-		        	-0-		      1,000
	Purchase of subsidiaries
       4,114,000	   4,114	      -0-		        	-0-		      4,114
Incentive stock options issued
  (2,000,000 options at $0.001 each)
                      -0-	    2,000			        -0-		      2,000
Net loss for the year ended
  December 31, 1995					                 (118,550)	   (118,550)

Balance at December 31, 1995
      10,354,907  $10,355    $2,000   $(3,053,225) $(3,040,870)
















The accompanying notes are an integral part of the financial statements.
Page 4

	CRONUS CORPORATION

(e)	STATEMENTS OF CASH FLOWS
	For the years ended December 31, 1995 and 1994


						                                       1995	     	  1994
Cash flows from operating activities:
Net loss					                            $(118,550)		   $   -0-
Adjustments to reconcile net loss to net cash
   used in operating activities:
Equity in net loss of unconsolidated subsidiaries
							                                      4,114			       -0-
Stock based compensation		                   1,000			       -0-
Change in current assets and liabilities:
	Increase in accrued compensation           29,166			       -0-
		Total adjustments		                       34,280		       	-0-

Net cash used in operating activities      (84,270)			      -0-

Cash flows from financing activities:
Borrowings on note payable	                 84,900
Net cash provided by financing activities   84,900		       	-0-
Net increase in cash			                        630			       -0-

Cash, beginning of year	        	              -0-			       -0-

Cash, end of year				                      $   630	     $   -0-

Supplemental disclosures of cash flow information:
	Cash paid during the year for
		Interest			                             	$   -0-		    $   -0-
		Taxes				                                    -0-  		     	-0-

Noncash investing and financing activities:
Three subsidiaries were purchased through the issuance of 4,114,000 shares of common stock, as described in Note 3.

1,000,000 shares of common stock were issued to an officer in lieu of compensation, as described in Note 6.

2,000,000 stock options, at an exercise price of $0.001 each, were issued to an officer, as described in Note 7.



	The accompanying notes are an integral part of the financial statements.
	Page 5



	CRONUS CORPORATION

(f)	NOTES TO FINANCIAL STATEMENTS

1.	Organization

Cronus Corporation (the Company), formerly Thunderstone Group, Inc., formerly Diversified American Industries, Inc., formerly TR-3 Industries, Inc., was incorporated in the State of Nevada in 1979. The Company is primarily engaged in the acquisition and sale of privately held corporations.

Management is currently looking into raising additional capital and expanding operations by merging with privately held natural resource companies. The issuance of common stock and the exploration of mining claims are also being considered.

2.	Summary of Significant Accounting Policies

Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

Cash
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents.

Per Share Data
Net loss per share is computed based on the weighted average number of shares outstanding. There is no dilutive effect on net loss per share due to common stock equivalents.

Stock Compensation
The Company measures compensation cost related to employee stock purchase options using the fair value method. This method requires determining the amount of compensation cost equal to the fair value of the options at the date of grant. Recognition of the cost is provided over the periods in which the related services are rendered, generally the vesting period.

3.	Investments in Subsidiaries

On October 18, 1995, Thunderstone Group, Inc., an unrelated corporation, purchased 100% of the outstanding stock of Amateur Golfers Association of America (AGAA) for 614,000 shares of ($0.001 per share, $614) restricted, unregistered, common stock. On November 30, 1995, Thunderstone Group, Inc. assigned its interest in the purchase to the Company. Subsequent to the assignment, Thunderstone Group, Inc. changed its name to TGI, Inc. (TGII). On November 13, 1995, the Company changed its name to Thunderstone Group, Inc. and subsequently purchased 100% of the outstanding stock of TGII for 2,500,000 shares of ($0.001 per share, $2,500)
restricted, unregistered, common stock.

On December 5, 1995, the Company purchased 100% of the outstanding stock of Perimeter Bicycling Association of America (PBAA) for 1,000,000 shares of ($0.001 per share, $1,000) restricted stock.

These investments in subsidiaries have been accounted for under the equity method. Under this method, the original investment is recorded at cost (fair value), reduced to reflect a pro-rata share of losses and distributions received, and increased to reflect a pro-rata share of income and contributions made. The book value of these investments was zero at December 31, 1995. No dividends were received and no contributions were made during the period held. These subsidiaries are primarily engaged in promoting bicycling events (PBAA), promoting golfing events (AGAA), and promoting radio programming (TGII).

Investments in subsidiaries were recorded at fair value at
date of purchase. Fair value was determined by the estimated market value of the Company's stock ($0.001 per share).
Subsequent to purchase, the investments were reduced to zero by the Company's share of the subsidiaries' losses incurred
from purchase date through December 31, 1995. The Company's
share of losses in excess of book value have not been accrued because the Company has not guaranteed the obligations of the subsidiaries nor is it otherwise committed to further
financial support. The combined net deficit of the
subsidiaries exceeded the book value recorded by the Company by $(303,568) at December 31, 1995. Summarized financial
information (unaudited) for these investments was as follows:
             				       1995	  	     1994
	Total assets	     $  278,197		 $  199,489
	Total liabilities	   581,765		    319,108
		Net deficit      $ (303,568)		$ (119,619)

	Revenues		        $  442,902		 $  763,169
	Cost and other deductions
                      592,872		    887,246
	      	Net loss	  $ (149,970)		$ (124,077)

As described in note 9, two subsidiaries, and all the assets of the third subsidiary, were sold subsequent to December 31, 1995. Due to the short duration of ownership, the financial statements of the subsidiaries have not been consolidated with those of the Company because the Company effectively held only temporary control. Further, pro-forma financial statements for the Company for the year ended December 31, 1995, assuming a purchase date of January 1, 1995, have not been provided. Pro-forma results under this assumption would not materially differ from these financial statements.

4.	Note Payable to a Stockholder

At December 31, 1995, the Company held a note payable to a stockholder, bearing interest at 10%, principal and accrued interest that was originally due during December, 1996. The balance on this note payable was $84,900 at December 31, 1995. During February, 1997, this note payable was converted to common stock, as described in note 9.

5.	Income Taxes

At December 31, 1995, the Company had net operating loss carryforwards totaling $118,550 that may be offset against future income through 2010. No tax benefit has been recorded in the financial statements since the Company is unsure as to if or when the net operating loss carryforwards would be realized. The potential benefit of the net operating loss carryforwards and the deferred tax benefit of future timing differences is approximately $52,162.

The income tax benefit for the years ended December 31, is comprised of the following amounts:


					                       1995			        1994
	Current			              $ 	  -0-		       $	-0-

	Deferred
		Federal			             $	41,492	        $	-0-
	  	State				              10,670		         -0-
							                    52,162		         -0-
	Valuation allowance		   	 52,162
	Total tax benefit		     $   	-0-		       $ -0-

The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:
					                  1995			    1994
Statutory tax rate			   	35%			     35%
State income taxes				    9%			      9%
Release of valuation allowance
                         44%			     44%
Effective tax rate			    	0%			      0%

The components of the net deferred tax asset are as follows:
					                                 1995
	Deferred tax asset:
	Net operating loss carry forward  $	52,162

		Valuation allowance		              52,162
					                             	$	   -0-

6.	Transactions with Officers

In November 1995, the Company issued 1,000,000 shares of common stock to an officer in lieu of compensation.
Compensation expense of $1,000 was recorded as the services were performed during 1995. The Company estimated the fair value of the stock issued at $0.001 per share at date of issue.

In November 1995, the Company executed a two-year employment agreement with an officer for an annual salary of $175,000. Compensation expense incurred under this contract totaled $29,166. At December 31, 1995, none of the compensation had been paid.

In December 1995, the Company issued 2,000,000 incentive stock options to an officer as described in note 7.

7.	Stock Option Plan

During 1995, the company adopted an incentive stock option plan (the Plan). The Plan provides for the granting of incentive stock options by the Board to directors, officers and key employees of the Company.

Under the terms of the Plan, options granted have an exercise price of 110% of the fair market value of the underlying stock at the date of grant. Further, the options have a vesting period of one year and expire five years from the date of grant.

The Company granted to an officer, options to purchase 2,000,000 shares of restricted, unregistered, common stock in connection with the Plan. The options were granted at the estimated market price of $.001 per share on the date of the grant, December 15, 1995. The options relate to services to be performed during the year ending December, 1996 (the vesting period). Therefore, the estimated market value of the options of $2,000 will be recognized during 1996 and has been recorded as prepaid compensation at December 31, 1995. No other options were issued, outstanding, or exercised during 1995.

8.	Contingencies and Correction of an Error

Cronus, d.b.a. Diversified American Industries, Inc. was in Chapter 7 bankruptcy from 1982 through 1988. The Company had no operations and substantially no assets or liabilities through November 1995. During 1995, legal counsel informed management that liabilities previously believed to be discharged in bankruptcy had not been discharged. These liabilities relate to the operations of the Company prior to 1982. The Company has recorded a correction of an error in the accompanying financial statements and, accordingly has restated retained earnings (accumulated deficit) at December 31, 1993. The adjustment had no effect on net income, net income after taxes, or earnings per share for the years ended December 31, 1995, 1994 or 1993. Management is currently investigating the possibility of the expiration of the statute of limitations relating to these liabilities; however, the full amount of the undischarged debts have been included in current liabilities in the accompanying balance sheet.

The Company is subject to a number of lawsuits and claims (some of which involve substantial amounts) arising out of the conduct of its business prior to 1982. Although the Company does not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded, they may be significant to the results of operations.

As described in note 9, the Company purchased various mining claims in southern Arizona in October, 1996. Under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund), and similar state law, the Company is one of many potentially responsible parties for environmental remediation. In order to determine whether there has been environmental contamination at the mining claims, a phase 1 assessment should be performed. As such an environmental study of the mining claims has not been performed, the Company is unable to estimate any possible liability.

9.	Subsequent Events

On January 24, 1996, the Company issued 1,035,000 shares of registered, unrestricted common stock to advisors and consultants for $0.15 per share. The Company recorded professional fee expense of $155,250, and $154,215 of additional paid in capital relating to this transaction.

On February 27, 1996, the Company sold its 100% owned subsidiaries AGAA and TGII to Applied Logic, Inc. in return for 3,114,000 shares of Company stock, 500,000 shares of Applied Logic stock, and a note receivable of $500,000. The Company recorded treasury stock of $(3,114) and a net gain on sale of $3,114 relating to the transaction. Management has determined the note to be uncollectible and the stock of Applied Logic to have no value, and accordingly wrote off these assets during 1996 against the gain on sale. Subsequent to the sale, Applied Logic, Inc. changed its name to Thunderstone Group, Inc., and the Company changed its name from Thunderstone Group, Inc. to Cronus Corporation.

On July 18, 1996, the Company sold the assets of PBAA, for $100 cash and 250,000 shares of Company stock. The Company recorded treasury stock of $250 and a gain on sale of $350 relating to this transaction. Subsequent to the sale, PBAA changed its name to Sunorc.

The Company granted to an officer, options to purchase 550,000 shares of restricted, unregistered, common stock in connection with the Stock Option Plan. The options relate to services performed during the period February 1, 1997, to July 31, 1997 (the vesting period), and may be exercised on an installment basis during the vesting period in accordance with the terms of the grant. The options were granted at the estimated market price of $0.05 per share on the date of the grant, July 22, 1996. The options expire July 22, 2001. During July 1996, the Company entered into employment contracts with two key personnel that provide for minimum annual compensation of $223,000 and expire in July, 2000 and 2002. The contracts contain provisions whereby $112,000 of annual compensation shall be deferred until July 1997, or until such time as management determines the Company has generated sufficient cash flow.

In September 1996, the Company executed an agreement to sell
250,000 shares of restricted, unregistered, common stock to Docu-Form Express for $0.50 per share. As of the date of this report, this transaction has not been consummated.

In December 1996, an officer exercised options to purchase 2,000,000 shares of restricted, unregistered common stock for $0.001 per share. The Company recorded common stock of $2,000 and a reduction of additional paid in capital of $(2,000) pursuant the execution of these options.

In February 1997, the Company exchanged 814,600 shares of restricted, unregistered, common stock for a $407,300 note payable to Charles Kalav. The Company recorded common stock of $815 and additional paid in capital of $406,485 relating to this transaction.

In February 1997, the Company exchanged 70,744 shares of restricted, unregistered, common stock for a $35,372 note payable to James Karten. The Company recorded common stock of $71 and additional paid in capital of $35,281 relating to this transaction.

The Company granted to an officer, options to purchase 500,000 shares of restricted, unregistered, common stock in connection with the Stock Option Plan. The options relate to services performed during the period August, 1997, to January, 1998 (the vesting period), and may be exercised on an installment basis during the vesting period in accordance with the terms of the grant. The options were granted at the estimated market price of $0.31 per share on the date of the grant, February 14, 1997. The options expire February, 2002.

In October 1996, the Company purchased various mining claims in southern Arizona. As of the date of this report, the Company has not performed an environmental study of the claims to determine the possibility of any environmental contamination. Without such a study, the Company cannot determine the possibility and the amount of any potential environmentally related liabilities. However, if contamination under the Comprehensive Environmental Response, Compensation and Liability Act was found to exist, it could have a materially adverse effect on the financial condition of the Company.