Form 10QSB
period 1996-03-31
CRONUS CORP
filed 1997-04-15
CIK 317810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal quarter ended March 31, 1996

	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from _________ to _________

	Commission File No. 0-9297


	CRONUS CORPORATION
	(Formerly Thunderstone Group, Inc.)


	NEVADA					       36-3880744
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)	Identification Number)


7660 E. BROADWAY #210, TUCSON, ARIZONA 	   	85710
(Address of principal executive offices)	(Zip Code)


Registrant's telephone number, including area code (520)
885-1220


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes[ ] No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

_____Class_____	Outstanding as of March 31, 1997
$.001 PAR VALUE			11,453,106  SHARES
  COMMON STOCK

	DOCUMENTS INCORPORATED BY REFERENCE:
1.  Reorganization Stock Exchange Agreement with
Perimeter Bicycling Association of America, Inc.  8-K
November 30, 1995.
2.  Reorganization Stock Exchange Agreement with Amateur
Golf Association of America, Inc.  8-K November 30,
1995.
3.  Reorganization Stock Exchange Agreement with TGI
Inc.  8-K December 13, 1995.
4.  Purchase Agreement with Black Diamond Mining
Corporation.  8-K May 23, 1996.
5.  Reorganization Agreement with Black Diamond Mining
Corporation.  8-K July 31, 1996.
6.  Asset Purchase Agreement with El Tour de Tucson,
Inc.  8-K July 31, 1996.
7.  Termination of Reorganization Agreement with Black
Diamond Mining Corporation.  8-K December 20, 1996.
8.  Audited Financial Statements for the years ended
December 31, 1995 and 1994, dated March 28, 1997.  10-
KSB April 2, 1997.


	PART 1

ITEM 1.  Financial Statements

J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716

Cronus Corporation
Tucson, Arizona


 	I have compiled the accompanying balance sheet of Cronus Corporation as of March 31, 1996 and the related
Profit and Loss statement for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

	A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

	Management has elected to omit substantially all of the disclosures and the statement of cash flows required by generally accepted accounting principles.
If the omitted disclosures and statement of cash flows were included with the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.


/s/
J. Dennis Bartlett, P.C.
March 31, 1996



J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716


We hereby consent to the inclusion of our report dated
March 31, 1996, in the quarter report of Cronus
Corporation on Form 10-QSB for the period ended March
31, 1996.


/s/
J. Dennis Bartlett, P.C.
Tucson, Arizona
March 31, 1996

CRONUS CORPORATION
Balance Sheet
As of March 31, 1996

ASSETS
 Current Assets
  Checking/Savings
   Cash
   Bank of America                 630.00
   Checking-JR                      10.13
  Total Cash                           640.13

  Total Checking/Savings               640.13

  Other Current Assets
   Prepaid comp                  2,000.00
  Total Other Current Assets         2,000.00

 Total Current Assets                2,640.13

 Other Assets
  Investments
   PBAA                         28,500.00
 Total Investments                  28,500.00

 Security deposits                 700.00
 Total Other Assets                 29,200.00

TOTAL ASSETS                        31,840.13

LIABILITIES & EQUITY
 Liabilities
 Current Liabilities
  Other Current Liabilities
   Accrued expenses
    Accrued comp                29,166.00
   Total Accrued expenses           29,166.00

   Liab not discharged ...       2,930,134.00
  Total Other Current Li..       2,959,300.00

 Total Current Liabilities       2,959,300.00

 Long Term Liabilities
  Loans payable
   JR LOAN                       3,200.00
   Kalav Loan                  112,400.00
  Total Loans payable              115,600.00

 Total Long Term Liabilities       115,600.00

Total Liabilities                3,074,900.00

Equity
 Net Income                       -154,325.87
  Stockholders' Equity(Def)
   Capital Stock                11,390.00
   Paid in capital(deficit)    156,215.00
   Retained Earnings        -3,053,225.00
  Total Stockholders' Equity    -2,885,620.00

 Treasure Stock                     -3,114.00
 Total Equity                   -3,043,059.87

TOTAL LIABILITIES & EQUITY          31,840.13

CRONUS CORPORATION
Profit and Loss
January through March 1996

Ordinary Income/Expense
 Expense
  Bank Service                      18.00
  Fees                           1,895.00
  Marketing                         85.98
  Professional Fees
   Consultants                 155,250.00
  Promotion                         13.90
  Supplies
   Office                        76.99
  Total Supplies                    76.99

 Total Expense                     157,339.87

Net Ordinary Income               -157,339.87

Other Income/Expense
 Other Income
  Gain on Sale                   3,114.00
 Total Other Income               3,114.00

 Other Expense
  Other Expenses                   100.00
 Total Other Expenses	              100.00

Net Other Income                     3,014.00

Net Income                        -154,325.87

Please see Audited Financial Statements and Notes for the years ended December 31, 1995 and 1994, dated March
28, 1997, filed as an exhibit to the Company's 1995 10-
KSB on April 2, 1997.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

The Company had no operational history from 1988, and from December 1995 has had limited operations, consisting primarily of acquiring assets via mergers.
All risks inherent in new and inexperienced enterprises are inherent in the Company's business. Based on current economic and regulatory conditions, management believed that it is possible, if not probable, for a company like the Company, without significant assets and liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public".

The Company was incorporated as TR-3 Industries, Inc.
in 1979.  Together with its subsidiary, TR-3 Chemical
Corporation, TR-3 Industries was involved in the manufacture and sale of TR-3 Resin Glaze, a cleanser and polisher for automobiles. The products were sold internationally through mass marketing distributors.
TR-3 Industries, Inc. filed a registration statement on Form 10 with the Securities and Exchange Commission for the purpose of registering its common stock under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Act"). Such registration was filed on June 23, 1980.

In 1982, TR-3 Industries, Inc. and its wholly owned subsidiary TR-3 Chemical Corporation, filed a Chapter
11 proceeding in the U.S. Bankruptcy Court, Central
District of California, Docket Number SA82-3767. The case was converted to a proceeding under Chapter 7 of the Bankruptcy Code in January, 1986. The proceedings were concluded and the bankruptcy case was closed pursuant to an order issued by the U.S. Bankruptcy
Court on June 11, 1992. In connection therewith, the assets of TR-3 Industries and TR-3 Chemical Corporation were liquidated and applied to satisfy liabilities to the extent of available assets. Because liabilities of a corporation cannot be discharged pursuant to a Chapter 7 proceeding, the unsatisfied liabilities of TR-3 Industries, Inc. and TR-3 Chemical Corporation remained outstanding after the closing of the Chapter 7 bankruptcy case.

The unsatisfied liabilities of TR-3 Industries, Inc.
and TR-3 Chemical Corporation may have been assumed by the Company, as successor to TR-3 Industries, Inc.
Current management of the Company only has limited information regarding the amount and nature of unsatisfied liabilities of TR-3 Industries Inc. and TR-
3 Chemical Corporation, and is unable to quantify the amount of such unsatisfied liabilities that may now constitute liabilities of the Company. However, management of the Company notes that the liabilities of TR-3 Industries, Inc. and TR-3 Chemical Corporation, as scheduled in their Chapter 11 reorganization petition, amounted to approximately $4,500,000 of secured and unsecured debt, held by 248 holders, and various unquantified contingent liabilities, including ten pending lawsuits, and that, as set forth in the final accounting of the Chapter 7 case, the assets of TR-3
Industries, Inc. and TR-3 Chemical Corporation were applied to satisfy approximately $30,000 of such debt.
TR-3 Chemical Corporation was suspended under California law on July 2, 1984.

On June 14, 1995, the Company changed its name to Diversified American Industries, Inc. On November 13,
1995 the Company changed its name to Thunderstone Group
Inc.

On November 30, 1995 all of the outstanding stock of the Amateur Golf Association of America, Inc. ("AGAA"), a company involved in promoting and staging amateur golf tournaments, was acquired by the Company through a reorganization stock exchange agreement. The assets of AGAA included franchise rights, trademarks, tournament rights, capital assets and membership list. The
Shareholders of AGAA were issued 614,000 shares of the Company's Common Stock in exchange for 100% of AGAA's outstanding stock.

On December 5, 1995 all of the outstanding stock of the Perimeter Bicycling Association of America, Inc.
("PBAA"), a company involved in international bicycle event promoting, staging and publications, was acquired by the Company through a reorganization stock exchange agreement. The assets of PBAA included the rights to four bicycling events, a monthly and annual publication, capital assets and membership list. The principal shareholders of PBAA were issued 750,000 shares of the Company's Common Stock in exchange for 100% of PBAA's outstanding stock.

On December 13, 1995 all of the outstanding stock of TGI Inc. ("TGII"), a niche marketing company providing goods and services in the entertainment industry, was acquired through a reorganization stock exchange agreement. TGII held various video, radio and recording assets. The shareholders of TGII were issued a total of 2,000,000 shares of the Company's Common
Stock in exchange for 100% of TGII's outstanding stock.

On February 27, 1996 the Company sold all of the stock of both AGAA and TGII, to Applied Logic Inc., pursuant to an Assignment and Release Agreement, in exchange for 3,114,000 shares of the Company's Common Stock. Such
3,114,000 shares of Common stock consisted of (i) the 614,000 shares previously issued to the former shareholders of AGAA, (ii) 2,000,000 shares previously issued to the former shareholders of TGII, and (iii)
500,000 shares previously issued in payment of consulting fees in connection with the original acquisition of TGII, all of which were transferred by the holders thereof to Applied Logic, Inc., and then by Applied Logic, Inc. to the Company, pursuant to the Assignment and Release Agreement. Also pursuant to the agreement, Applied Logic, Inc. issued shares of its common stock to the former shareholders of AGAA and TGII. In addition, AGAA, TGII and their former shareholders agreed to release the Company from all liabilities the Company might have to any of them in connection with the matters arising prior to the date of the Assignment and Release Agreement, and the Company agreed to release AGAA, TGII and their former shareholders from all liability any of them might have to the Company in connection with matters arising prior to the date of such agreement. Pursuant to such agreement, the Company received a note for $500,000.00 and 500,000 shares of Applied Logic, Inc. common stock for those assets.

On March 4, 1996, the Company changed its name to Cronus Corporation.

On March 31, 1996 the Company entered into an agreement with the Black Diamond Mining Corporation to purchase the Lelan-Dividend Mine Group assets. The Company agreed to issue 2,250,000 shares of its Common Stock for the purchase of the Lelan-Dividend Mine Group assets owned by Black Diamond Mining Corporation.
Subsequently, while waiting for the appraisal and audited financial statements, a new agreement was negotiated. The new agreement consisted of a Reorganization and Stock Exchange Agreement between
Cronus Corporation and Black Diamond Mining Corporation which was signed May 23, 1996. While this agreement was in effect, the parties formulated a second reorganization agreement on July 8, 1996 in the form of a reverse triangular merger for tax purposes. Pursuant to the merger agreement, the shareholders of Black
Diamond Mining Corporation's sole shareholder were to have acquired shares of the Company's Common Stock constituting 80% of the outstanding Common Stock of the Company..

On July 19, 1996 PBAA, then a wholly owned subsidiary of Cronus Corporation, sold substantially all of its assets, other than shares of the Company's Common Stock held by PBAA, to EI Tour De Tucson, Inc., a Arizona non-profit corporation, as provided for in an Asset
Purchase Agreement.  As consideration for such sale, El
Tour de Tucson, Inc. assumed PBAA's outstanding obligations. On August 7, 1996, Perimeter Bicycling
Association of America, Inc. changed its name to Sunorc, Inc.

On December 11, 1996, the Company and Black Diamond
Mining Corporation agreed to terminate the reorganization Agreement, due to questions that had arisen regarding the appraisals of the Leland-Dividend
Mine Group assets. Subsequently, share certificates previously delivered to Black Diamond Mining
Corporation's shareholders pending closing of the merger were returned to the Company and certain affiliates of Black Diamond Mining Corporation transferred their interests in certain mining claims to the Company as consideration for certain testing and development expenditures made by the Company in connection with the Leland-Dividend mine Group assets.
 The mining claims transferred to the Company consist of the Black Diamond Lode Mining Claims and Gila Gold
Placer Claims.

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

Plan of Operation.

In 1997, Cronus Corporation intends to asses the feasibility of potential future mining projects, involving (1) its Gila Gold Placer mining claims, (2) its Black Diamond group of claims, and (3) other possible projects. The steps the Company intends to take to assess the feasibility of these projects is described below.

1.	Gila Association Placer Mine Project.

Gila Gold Placer Project:
The Company plans to verify and confirm the existence, extend and grade of placer gold located at the Gila
Gold Placer claims. First, it intends to asses the presence and tenor of placer gold as described in engineering reports of past exploration efforts. Next, the Company will analyze the economic viability of such deposit by determining optimal production rate and stripping-sorting ratios, defining a mining and reclamation technique, generating a flow sheet, and isolating processing, mining, capital, reclamation and general overhead cost factors.

The Company plans to conduct a seismic survey consisting of a 5-line, 25 feet spacing, 9000 lineal foot, segmented survey. This survey will be complimented with computer enhanced calculations, storage, retrieval and printout capabilities. This survey will provide definitions of the alluvial-bedrock contact. From this information, cross-sectional views will be generated to define ore reserve volume, assist in mine planning and describe mining technique.

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

PART II

ITEM 1.  Legal Proceedings.

Cronus, d.b.a. TR-3 Industries, Inc. was in Chapter 7 bankruptcy from 1982 through 1991. The Company had no operations and substantially no assets or liabilities through November 1995. During 1997, legal counsel informed management that liabilities previously believed to be discharged in bankruptcy had not been discharged. These liabilities relate to the operations of the Company prior to 1982. The Company has recorded a correction of an error in the accompanying financial statements and, accordingly has restated retained earnings (accumulated deficit) at December 31, 1993.
The adjustment had no effect on net income, net income after taxes, or earnings per share for the years ended
December 31, 1995, 1994 or 1993. Management is currently investigating the possibility of the expiration of the statute of limitations relating to these liabilities; however, the full amount of the undischarged debts have been included in current liabilities in the accompanying balance sheet.

The Company is subject to a number of lawsuits and claims (some of which involve substantial amounts) arising out of the conduct of its business prior to 1982. Although the Company does not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded, they may be significant to the results of operations.

ITEM 2.  Changes in Securities.

	None

ITEM 3.  Defaults Upon Senior Securities.

	None

ITEM 4.  Submission of Matters to a Vote of Security
Holders.

	None

ITEM 5.  Other Information

	None

ITEM 6.  Exhibits and Reports on Form 8-K.

During the first quarter of 1996 ending on March 31, 1996, two reports of form 8-K were filed, February 12, 1996 and March 7, 1996.

The 8-K report filed of February 12, 1996 contained
Item 7. The 8-K report filed on March 7, 1996 contained the following Items:

Item 2. Acquisition or Disposition of Assets.
Item 5. Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONUS CORPORATION
DATE: April 15, 1997	By:

__/s/_________________
Jonathan Roberts,
President and Director