Form 10QSB
period 1996-06-30
CRONUS CORP
filed 1997-04-15
CIK 317810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the fiscal quarter ended  June 30, 1996

	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from _________ to _________

	Commission File No. 0-9297


	CRONUS CORPORATION



	NEVADA						36-3880744
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)	Identification Number)


7660 E. BROADWAY #210, TUCSON, ARIZONA 	   	85710
( Address of principal executive offices)	(Zip Code)


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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	 Class 			Outstanding as of March 31, 1997
$.001 PAR VALUE			11,453,106  SHARES
COMMON STOCK

		DOCUMENTS INCORPORATED BY REFERENCE:
1.  Reorganization Stock Exchange Agreement with Perimeter
Bicycling Association of America, Inc.  8-K November 30,
1995.
2.  Reorganization Stock Exchange Agreement with Amateur
Golf
Association of America, Inc.  8-K November 30, 1995.
3.  Reorganization Stock Exchange Agreement with TGI Inc.
8-K
December 13, 1995.
4.  Purchase Agreement with Black Diamond Mining
Corporation.  8-K
May 23, 1996.
5.  Reorganization Agreement with Black Diamond Mining
Corporation.  8-K July 31, 1996.
6.  Asset Purchase Agreement with El Tour de Tucson, Inc.
8-K
July 31, 1996.
7.  Termination of Reorganization Agreement with Black
Diamond
Mining Corporation.  8-K December 20, 1996.
8.  Audited Financial Statements for the years ended
December 31,
1995 and 1994, dated March 28, 1997.  10-KSB April 2, 1997.


	PART 1

ITEM 1.  Financial Statements

J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716


Cronus Corporation
Tucson, Arizona


 	I have compiled the accompanying balance sheet of Cronus Corporation as of June 30, 1996 and the related
Profit and Loss statement for the three and six months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.


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


/s/
J. Dennis Bartlett, P.C.
June 30, 1996




J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716



We hereby consent to the inclusion of our report dated
June 30, 1996, in the quarter report of Cronus
Corporation on Form 10-QSB for the period ended June
30, 1996.


/s/
J. Dennis Bartlett, P.C.
Tucson, Arizona
June 30, 1996

CRONUS CORPORATION
BALANCE SHEET
AS OF JUNE 30, 1996

ASSETS
 Current Assets
  Checking/Savings
   Cash
   Bank of America                  630.00
   Checking-JR                  139,203.63
  Total Cash                        139,833.63

  Total Checking/Savings            139,833.63

  Other Current Assets
   Prepaid comp                   2,000.00
  Total Other Current Assets          2,000.00

 Total Current Assets               141,833.63

 Other Assets
 Investments
   PBAA                          51,000.00
 Total Investments                   51,000.00

 Security deposits                  700.00
 Total Other Assets                  51,700.00

TOTAL ASSETS                        193,533.63

LIABILITIES & EQUITY
 Liabilities
  Current Liabilities
   Other Current Liabilities
    Accrued expenses
    Accrued comp                 29,166.00
   Total Accrued expenses            29,166.00

   Liab not discharged ..     2,930,134.00
   Loan RK                          250.00
  Total Other Current Li..        2,959,550.00
  Total Current Liabilities       2,959,550.00

 Long Term Liabilities
  Loans payable
   JR LOAN                        3,200.00
   Kalav Loan                   262,400.00
   Karten Loan                   35,327.52
   Sherlock Loan - 1              2,850.00
   Sherlock Loan - 2              3,550.00
   Sherlock Loan - 3              5,500.00
   Sherlock Loan - 4              3,100.00
   Sherlock Loan - 5              5,500.00
  Total Loans payable               321,427.52

 Total Long Term Liabilities        321,427.52

Total Liabilities                 3,280,977.52

Equity
 Net Income                        -198,709.89
  Stockholders' Equity(Def)
   Capital Stock                 11,390.00
   Paid in capital(deficit)     156,215.00
   Retained Earnings         -3,053,225.00
  Total Stockholders' Equity     -2,885,620.00

 Treasury Stock                      -3,114.00
 Total Equity                    -3,087,443.89

TOTAL LIABILITIES & EQUITY          193,533.63

CRONUS CORPORATION
Profit and Loss YTD
April through June 1996

                         Apr - Jun '96  Jan - Jun '96
Ordinary Income/Expense
 Expense
  Bank Service Charge          91.60          109.60
  Fees                      3,061.96        4,956.96
  Marketing                   980.46        1,066.44
  Professional Fees
   Accounting           15,000.00       15,000.00
   Consulting                0.00      155,250.00
   Legal Fees           25,000.00       25,000.00
  Total Professional    40,000.00      195,250.00

  Promotion                     0.00           13.90
   Supplies
    Office                   0.00           76.99
   Total Supplies               0.00           76.99

  Total Expense            44,134.02      201,473.89

 Net Ordinary Income      -44,134.02     -201,473.89

 Other Income/Expense
  Other Income                  0.00        3,114.00
   Gain on Sale                 0.00        3,114.00
  Total Other Income

  Other Expense
   Other Expenses             250.00          350.00
 Total Other Expense          250.00          350.00

 Net Other Income            -250.00        2,764.00

 Net Income               -44,384.02     -198,709.89


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

PART II

ITEM 1.  Legal Proceedings.

Cronus, d.b.a. TR-3Industries, Inc. was in Chapter 7 bankruptcy from 1982 through 1991. The Company had no operations and substantially no assets or liabilities through November 1995. During 1997, legal counsel informed management that liabilities previously believed to be discharged in bankruptcy had not been discharged. These liabilities relate to the operations of the Company prior to 1982. The Company has recorded a correction of an error in the accompanying financial statements and, accordingly has restated retained earnings (accumulated deficit) at December 31, 1993.
The adjustment had no effect on net income, net income after taxes, or earnings per share for the years ended
December 31, 1995, 1994 or 1993. Management is currently investigating the possibility of the expiration of the statute of limitations relating to these liabilities; however, the full amount of the undischarged debts have been included in current liabilities in the accompanying balance sheet.

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

	None

ITEM 5.  Other Information

	None

ITEM 6.  Exhibits and Reports on Form 8-K.

During the second quarter of 1996 ending on June 30, 1996, one reports on form 8-K was filed, May 23, 1996.

The 8-K report contained the following Items:

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

__/s/____________________
Jonathan Roberts,
President and Director