Form 10QSB
period 1996-09-30
CRONUS CORP
filed 1997-04-15
CIK 317810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the fiscal quarter ended September 31, 1996

	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from _________ to _________

	Commission File No. 0-9297


	CRONUS CORPORATION


	NEVADA						36-3880744
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification
								Number)

7660 E. BROADWAY #210, TUCSON, ARIZONA		85710
(Address of principal executive offices)	(Zip Code)


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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	__Class__		Outstanding as of March 31, 1997
$.001 PAR VALUE			11,453,106 SHARES
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


Cronus Corporation
Tucson, Arizona


 	I have compiled the accompanying balance sheet of Cronus Corporation as of September 30, 1996 and the related Profit and Loss statement for the three and nine months then ended, in accordance with standards established by the American Institute of Certified
Public Accountants.

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


/s/
J. Dennis Bartlett, P.C.
September 30, 1996




J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716


We hereby consent to the inclusion of our report dated
September 30, 1996, in the quarter report of Cronus
Corporation on Form 10-QSB for the period ended
September 30, 1996.


/s/
J. Dennis Bartlett, P.C.
Tucson, Arizona
September 30, 1996

CRONUS CORPORATION
BALANCE SHEET
AS OF SEPTEMBER 30, 1996

ASSETS
 Current Assets
  Checking/Savings
   Cash
   Bank of America               14,382.51
   Checking-JR                      170.66
  Total Cash                         14,553.17

  Total Checking/Savings             14,553.17

  Other Current Assets
   Prepaid comp                   2,000.00
  Total Other Current Assets          2,000.00

 Total Current Assets                16,553.17

 Fixed Assets
  Fixed Assets
   Computer Equipment             3,071.00
 Total Fixed Assets                   3,071.00

 Total Fixed Assets                   3,071.00

 Other Assets
  Investments
   Mining Claims                109,466.59
   PBAA                          51,000.00
 Total Investments                  160,466.59

 Security deposits                      700.00
 Total Other Assets                 161,166.59

TOTAL ASSETS                        180,790.76

LIABILITIES & EQUITY
 Liabilities
  Current Liabilities
   Other Current Liabilities
    Accrued expenses
    Accrued comp                 29,166.00
   Total Accrued expenses            29,166.00

  Liab not discharged ...     2,930,134.00
  Total Other Current Li...       2,959,300.00

  Total Current Liabilities       2,959,300.00

 Long Term Liabilities
  Loans payable
   Kalav Loan                   267,400.00
   Karten Loan                   35,327.52
   Sherlock Loan - 1              2,850.00
   Sherlock Loan - 2              3,550.00
   Sherlock Loan - 3              5,500.00
   Sherlock Loan - 4              3,100.00
   Sherlock Loan - 5              5,500.00
  Total Loans payable               323,227.52

 Total Long Term Liabilities        323,227.52

Total Liabilities                 3,282,527.52

Equity
 Net Income                        -212,752.76
  Stockholders' Equity(Def)
   Capital Stock                 11,390.00
   Paid in capital(deficit)     156,215.00
   Retained Earnings         -3,053,225.00
  Total Stockholders' Equity     -2,885,620.00

Treasury Stock                       -3,364.00
Total Equity                     -3,101,736.76

TOTAL LIABILITIES & EQUITY          180,790.76


CRONUS CORPORATION
PROFIT AND LOSS
JANUARY THROUGH SEPTEMBER 1996

Jul - Sep '96  Jan - Sep '96
Ordinary Income/Expense
 Expense
  Bank Service Charges            0.00           109.60
  Fees                          552.00         5,508.96
  Marketing                      94.00         1,160.44
  Office                        100.00           100.00
  Postage and Delivery           13.00            13.00
  Professional Fees
   Accounting              7,529.00        22,529.00
   Consultants             7,456.67       162,706.67
   Legal Fees             -1,793.67        23,206.33
  Total Professiional        13,192.00       208,442.00

  Promotion                       0.00            13.90
   Supplies
    Office                   441.87           518.86
   Total Supplies               441.87           518.86

  Travel & Ent
   Travel                         0.00            0.00
  Total Travel &...               0.00            0.00

 Total Expense               14,392.87      215,866.76

Net Ordinary Income         -14,392.87     -215,866.76

Other Income/Expense
 Other Income
  Gain on sale               350.00        3,464.00
 Total Other Income             350.00        3,464.00

 Other Expense
  Other Expenses               0.00          350.00
  Voided Check                 0.00            0.00
 Total Other Expense              0.00          350.00

 Net Other Income               350.00        3,114.00

Net Income                  -14,042.87     -212,752.76


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

	None

ITEM 5.  Other Information

	None

ITEM 6.  Exhibits and Reports on Form 8-K.

During the third quarter of 1996 ending on September
31, 1996, one reports on form 8-K was filed, July 31, 1996.

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

__/s/_______________
Jonathan Roberts,
President and Director