Form 10KSB
period 1996-12-31
CRONUS CORP
filed 1997-10-15
CIK 317810

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE 	ACT OF 1934
For the fiscal year ending December 31,1996

Commission File No. 0000-9297

CRONUS CORPORATION
A Nevada corporation				               	36-3890744
	                        	(I.R.S. Employer Identification Number)

7660 E. BROADWAY BLVD., TUCSON, ARIZONA 	85710

Registrant's telephone number, including area code:	(520) 885-1220

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant	to Section 12(g) of the Act:
Title of Class: 	Common

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

The issuer's revenues for its most recent fiscal year is: $0

As of December 31,1996 the aggregate market value of voting stock held by non-affiliates of the registrant was $ 6,330,528 based on $0.77 per share.

	 Class  		         	              Outstanding as of September 30, 1997
$.001 Par Value Common Stock		               14,383,106 SHARES



PART I

ITEM 1. Business

History of the Company.

The Company was incorporated in Nevada as TR-3 Industries,Inc. in 1979. Together with its subsidiary, TR-3 Chemical Corporation, TR-3 Industries was involved in the manufacture and sale of TR-3 Resin Glaze, a cleanser and polisher for automobiles. The products were sold internationally through mass marketing distributors. TR-3 Industries, Inc. filed a registration statement on Form 10 with the Securities and Exchange Commission for the purpose of registering its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Act"). Such registration was filed on June 23, 1980.

In 1982, TR-3 Industries, Inc. and its wholly owned subsidiary, TR-3 Chemical Corporation (a California corporation), filed a Chapter 11 proceeding in the U.S. Bankruptcy Court, Central District of California, Docket Number SA82-3767. The case was converted to a proceeding under Chapter 7 of the Bankruptcy Code in January, 1986. The proceedings were concluded and the bankruptcy case was closed pursuant to an order issued by the U.S. Bankruptcy Court on June 11, 1992. In connection therewith, the assets of TR-3 Industries and TR-3 Chemical Corporation were liquidated and applied to satisfy liabilities to the extent of available assets. Because liabilities of a corporation cannot be discharged pursuant to a Chapter 7 proceeding, the unsatisfied liabilities of TR-3 Industries, Inc. and TR-3 Chemical Corporation remained outstanding after the closing of the Chapter 7 bankruptcy case.

The unsatisfied liabilities of TR-3 Industries, Inc. and TR-3 Chemical Corporation may have been assumed by the Company, as successor to TR-3 Industries, Inc. Current management of the Company only has limited information regarding the amount and nature of unsatisfied liabilities of TR-3 Industries Inc. and TR-3 Chemical Corporation. However, management of the Company notes that the liabilities of TR-3 Industries, Inc. and TR-3 Chemical Corporation, as scheduled in their Chapter 11 reorganization petition, amounted to approximately $4,500,000 of secured and unsecured debt, held by 248 holders, and various unquantified contingent liabilities, including ten pending lawsuits, and that, as set forth in the final accounting of the Chapter 7 case, the assets of TR-3 Industries, Inc. and TR-3 Chemical Corporation were applied to satisfy approximately $30,000 of such debt. Management believes that most, if not all, of the bankruptcy debts of TR-3 Industries, Inc. and TR-3 Chemical Corporation are now barred by the applicable statutes of limitations. The corporate charter and existence of TR-3 Chemical Corporation was suspended under California law on July 2, 1984.

On June 14, 1995, the Company changed its name to Diversified American Industries, Inc. On November 13, 1995 the Company changed its name to Thunderstone Group Inc.

On November 30, 1995 all of the outstanding stock of the Amateur Golf Association of America, Inc. ("AGAA"), a company involved in promoting and staging amateur golf tournaments, was acquired by the Company through a reorganization and stock exchange agreement. The assets of AGAA included franchise rights, trademarks, tournament rights, capital assets and membership list. The Shareholders of AGAA were issued 614,000 shares of the Company's Common Stock in exchange for 100% of AGAA's outstanding stock.

On December 5, 1995 all of the outstanding stock of the Perimeter Bicycling Association of America, Inc. ("PBAA"), a company involved in international bicycle event promoting, staging and publications, was acquired by the Company through a reorganization and stock exchange agreement. The assets of PBAA included the rights to four bicycling events, a monthly and annual publication, capital assets and membership list. The principal shareholders of PBAA were issued 750,000 shares of the Company's Common Stock in exchange for 100% of PBAA's outstanding stock.

On December 13, 1995 all of the outstanding stock of TGI Inc. ("TGII"), a niche marketing company providing goods and services in the entertainment industry, was acquired through a reorganization and stock exchange agreement. TGII held various video, radio and recording assets. The shareholders of TGII were issued a total of 2,000,000 shares of the Company's Common Stock in exchange for 100% of TGII's outstanding stock.

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

On March 4, 1996, the Company changed its name to Cronus Corporation.

On March 31, 1996 the Company entered into an agreement with the Black Diamond Mining Corporation to purchase the Lelan-Dividend Mine Group assets. The Company agreed to issue 2,250,000 shares of its Common Stock for the purchase of the Lelan-Dividend Mine Group assets owned by Black Diamond Mining Corporation. Subsequently, while waiting for the appraisal and audited financial statements, a new agreement was negotiated. The new agreement consisted of a Reorganization and Stock Exchange Agreement between Cronus Corporation and Black Diamond Mining Corporation which was signed
May 23, 1996. While this agreement was in effect, the parties formulated a second reorganization agreement on July 8, 1996 in the form of a reverse triangular merger for tax purposes. Pursuant to the merger agreement, the shareholders of Black Diamond Mining Corporation's sole shareholder were to have acquired shares of the Company's Common Stock constituting 80% of the outstanding Common Stock of the Company.

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

On December 11, 1996, the Company and Black Diamond Mining Corporation agreed to terminate the amended reorganization Agreement, due to questions that had arisen regarding the appraisals of the Leland-Dividend Mine Group assets. Subsequently, share certificates previously delivered to Black Diamond Mining Corporation's shareholders pending closing of the merger were returned to the Company and certain affiliates of Black Diamond Mining Corporation transferred their interests in certain mining claims to the Company as consideration for certain testing and development expenditures made by the Company in connection with the Leland-Dividend mine Group assets. The mining claims transferred to the Company consist of the Black Diamond Lode Mining Claims and Gila Gold Placer Claims, which are more fully described below under the Properties section.

On April 3, 1997, the Company entered into a Reorganization Agreement with PetroSun Exploration & Production, Inc. (hereinafter referred to as "PetroSun"), an Arizona corporation incorporated on April 4, 1996. PetroSun controls certain oil and gas leases in Louisiana and Northern Arizona. Pursuant to the Reorganization Agreement, the outstanding shares of PetroSun were acquired by the Company in return for 600,000 shares of the Company's restricted common stock. The Agreement called for PetroSun to be merged with Big Bug Acquisition Company, a wholly owned subsidiary of the Company, in the form of a reverse triangular merger. The transaction closed on June 4, 1997.

PetroSun has executed an Employment Contract with the President of PetroSun, Gordon M. LeBlanc, Jr. for a period of 2 years. Additionally, Mr. LeBlanc was granted an employee Incentive Stock Option. The grant provides the option for Mr. LeBlanc, Jr. to acquire up to 2,400,000 shares of the Company's stock at a price of $ 0.50.

Also on April 3, 1997, Cronus Corporation, and Temple Summit Financial Projects Inc. ("TSFP") entered into a Joint Venture Agreement to conduct testing regarding the viability of extracting gold from an area of mining claims held by Temple Summit. Temple Summit holds an existing 80 acre block of proven gold reserves in the Moapa District, Nevada. The assets of the new Moapa Project are approximately two square miles of claims adjacent to TSFP's proven reserve block. Cronus and Temple Summit will test the area and samples from the Moapa Project will be assayed. If the assays reflect economical viable gold, the Joint Venture will proceed with the project.


Business of Issuer.

Original Business.
The Company originally was engaged in the manufacture and sale of TR-3 Resin Glaze, a cleanser and polish for automobiles. In 1988, the Company divested itself of assets related to such business in connection with its bankruptcy. See "History of Company" above.

Other Prior Business.
The Company did not engage in any further business until November 13, 1995, when it recommenced business through the acquisition of the stock of the Amateur Golfers Association of America, Inc. ("AGAA"), Perimeter bicycling Association of America, Inc. ("PBAA") and TGI Inc. ("TGII"). See "History of Company" above. During the fiscal year ended December 31, 1995, the Company attempted to develop various sports promotion and entertainment businesses through these three wholly owned subsidiaries. However, the Company did not derive any revenues from any of these subsidiaries. Both AGAA and TGII were sold on February 27, 1996. The assets of PBAA were sold on July 19, 1996.

AGAA intended to service the needs of amateur golfers in the United States and to raise revenues by providing goods, services and benefits to its members. AGAA anticipated that it would generate revenue through the sale of individual memberships in AGAA and the sale of sponsorship to national AGAA sanctioned tournaments.

PBAA was formed in 1982 to promote and stage bicycling events across the country, including the staging of an international perimeter cycling event, "EI Tour de Tucson", three other annual events, and the publication of a regional newspaper.

TGII was formed to provide goods and services in the entertainment industry through a television and video library of public domain motion picture masters and television masters, radio syndicated programming, and a contemporary music niche marketing record label specializing in the latin music market.

Neither AGAA not TGII developed actual business operations during the period they were owned by the Company and consequently, the Company did not derive any income from such businesses. While PBAA promoted and staged perimeter cycling events and published its newspaper, the Company did not derive any revenues from such operations. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

During the fiscal year ended December 31, 1996, the Company exited the sports promotion and entertainment businesses, selling the stock of AGAA and TGII, and the assets of PBAA. During such year, the Company took steps to become involved in the natural resources industry. In 1996, the Company considered acquiring Black Diamond Mining Corporation which held title to the Leland-Dividend Mining Group of Claims, but elected not to consummate such acquisition. However, the Company did obtain an interest in certain mining claims from affiliates of Black Diamond in connection with the settlement of such proposed acquisition.

Subsequent Business Developments.

In 1997, the Company has taken steps to become involved in two business segments, mining and oil and gas. The Company affirmatively entered the natural resources market in 1997 with the acquisition of PetroSun
Exploration & Production, Incorporated ("PetroSun"). PetroSun is devoted to oil and gas exploration and production. Also in 1997, the Company entered a joint venture project with Temple Summit Financial Projects, Inc. ("TSFP"), in order to test the viability of extracting certain minerals from mining claims held by TSFP in Moapa, Nevada. See "History of Company" above, "Oil and Gas Plan of Operations" and "Mining Plan of Operations" below.

On October 2, 1996, the Company acquired from affiliates of Black Diamond Mining Corporation, two groups of mining claims located in the State of Arizona. Title to such claims was transferred to the Company through quit claim mining deeds as reimbursement for certain testing and development expenditures incurred by the Company for the benefit of Black Diamond Mining Corporation's Leland-Dividend Mining Group Claims. The two groups of mining claims acquired by the Company are the Black Diamond group of claims, and the Gila Gold Placer claims. The management of the Company has not been able to determine whether the Black Diamond and the Gila Gold Placer claims have mineral deposits that could be economically and legally extracted or produced. Moreover, the claims were transferred to the Company by quit claim deeds and without further representation or warranty or title assurance, and thus, the Company is presently uncertain as to the legal status of its rights, title and interest, if any, in and to the claims.
See "Title to Mining Properties" below. Additionally, although information exists regarding mineral deposits located at the claims, such information was not prepared for the Company, and the Company has not been authorized to rely on such information, and, accordingly, the Company's management is unable to determine the reliability or accuracy of such information. The Company desires to asses the nature of mineral deposits within these mining claims and the feasibility of developing mining operations at such claims.

The Black Diamond group of claims is located in northeastern Maricopa County, Arizona and is owed by Cronus Corporation by way of mining deed. The claims lie in an unsurveyed area, but a projection of the township and range grid indicates that they are located, approximately, in Sec. 3,T. 7 N., R. 4 E., and in Secs. 26, 34 and 35, T. 8 N., R. 4 E. This locality is found on the New River Mesa and the Cooks Mesa Quadrangles of the U. S. Geological Survey
7.5 minute topographic series. The claims are some 35 miles north of Phoenix and 4 miles west of Seven Springs camp site. They lie along Grays Gulch just east of New River Mesa. The property consists of a group of 10 unpatented claims which trend in a northeasterly direction. The Company is seeking a joint venture partner for the exploration and, if appropriate, development of the Black Diamond claims. There can be no assurance that such joint venture will be formed or that such exploration and development will be profitable. The Black Diamond group of claims is more fully described below in the "Properties" section.

Gila Gold Placer mining claims consist of unpatented association placer claims covering 640 acres in the Safford Mining District, Graham County, Arizona. The Company owns the claims by way of mining deeds. The Company is negotiating with Tehrom Ltd., an Irish corporation, to form a joint venture to explore and, if appropriate, develop the Gila Gold Placer claims. There can be no assurance that such joint venture will be formed or that such exploration and development will be profitable. The Gila Gold Placer mining claim is more fully described below in the "Properties" section.

On April 3, 1997, the Company entered into a joint venture project with Temple Summit Financial Projects, Inc. ("TSFP") whereby TSFP will contribute approximately 1,200 acres of mining claims in Moapa County, Nevada (the
"TSFP Moapa Claims"). The mining claims are directly adjacent to an area controlled by TSFP with proven gold reserves of 4 billion dollars. However, there can be no assurance that reserves exist at the TSFP Moapa Claims, or that such reserves, if any, can be extracted profitably. The Company intends to engage with TSFP in a multi-phase project to test and prove out the TSFP Moapa Claims area. At each step of the testing, the Company has the option to discontinue its participation in the project. At the end of the multi-phase testing project, the Company may elect to continue with the project as a 50% partner in the venture. At that point, TSFP would be required to assign the claims over to the joint venture and would be the other 50% partner in the venture.

Future Business Strategy and Operations.

The Company's business strategy is to create and expand its reserve base and cash flow primarily through the following:

1. Raising significant capital to conduct assessments of the economical feasibility of extracting minerals from its properties, and to take advantage of leading edge technologies such as pulse plasma secondary recovery and 3-D seismic exploration projects.

2. Position itself with strategic sources of capital and partners that can react to opportunities in the mining and oil and gas business when they present themselves.

3. Developing alliances with major mineral and oil and gas finders that have been trained by the major oil and mineral companies.

4. Participate in projects that have opportunities involving relatively small amounts of capital that could potentially generate significant rates of return. These projects include areas with large field potentials in Northern Arizona, New Mexico, Louisiana and Queensland, Australia.

5. Implementing the Company's investment strategy to carefully consider, analyze, and exploit the potential value of the Company's existing assets to increase the rate of return to its shareholders.

6. Reinvesting future operating cash flows into development of drilling and recompletion activities.

7. Acquiring properties that build upon and enhance the Company's existing asset base.

8. Developing a long term track record regarding stock price performance and a reasonable rate of return to the shareholder.

The Company recognizes that the ability to implement its business strategies is largely dependent on the ability to increase operating cash flows by raising additional debt or equity capital to fund future drilling and developmental activities. Management believes that it will be necessary to raise additional equity or debt capital to overcome the Company's undercapitalization. However, the Company currently has no commitments for any type of funding, and there is no assurance that the Company will be able to obtain any such financing or that such financing, if obtainable, will be on terms necessary to enable the Company to operate profitably.

The steps the Company intends to take to assess the feasibility of its current projects is described below. There can be no assurance that the Company will be able to place such oil and gas assets into production or to conclude such feasibility assessments, or that if it is able to do so, that it will be able to engage in oil and gas and/or mining operations profitably.

OIL AND GAS PLAN OF OPERATIONS

The Company's primary objective will be to place the oil and gas assets of its subsidiary, PetroSun Exploration & Production, Incorporated into production and thereby generate revenues. PetroSun controls oil and gas leases on approximately 2,200 acres of land in Louisiana referred to as Bayou Pierre Project. The leases contain 18 proven developed oil and gas wells. These wells have been shut-in since the late 1980's due to the then low price of oil, so it will be necessary to change the pumps on the pumping wells and conduct related maintenance work that is normal for this type operation. The Company estimates that the cost to rehabilitate the wells will be $20,000. The leases also contain an additional 105 proven undeveloped locations which the Company plans to drill if economically feasible.

PetroSun also holds leases on approximately 33,175 acres in Northern Arizona of undeveloped prospects consisting of the El Tule, Manuel Seep and Oso Draw, Little Colorado. Oso Draw, Little Colorado was drilled in Section 15, T14 N, R 25 E during June and July of 1996, and suffered a blowout. A twelve foot section of dolomite tested 100% methane by mud logger analysis and will be completed during late 1997. The Salt River Project (SRP) and the towns of St. Johns and Concho have expressed a strong interest to convert their energy consumption to natural gas if operator can prove commercial reserves.

The following is a summary of the Company's plan to put its proven leases into production. Such plan involves two phases:

Phase I

Phase One consist of reactivating the 18 proven developed wells at Bayou
Pierre.

BAYOU PIERRE PROPERTIES

LOCATION:			Red River Parish, Louisiana

FIELD:			Lake End

LEASEHOLD:		2,200 +/- acres

WELLS:	18

PRODUCING HORIZONS:	Nacatoch  (17 wells)
				Rodessa    (1 well)
POTENTIAL PRODUCING HORIZONS: Annona Chalk, Paluxy,
Mooringsport series, Hosston

PROVEN UNDEVELOPED LOCATIONS:  Nacatoch (93), Rodessa
(4), Paluxy (4), Mooringsport (4)


PROVEN DRILLED RESERVES:	Nacatoch: ( 17 Wells )

                         Cubic Feet of Gas   	            Barrels of Oil

Production per Well:           110,304,000 CF 	           10,241 BO
Total Production (17 wells):	1,875,000,000 CF 	         	174,097 BO
Total Income (Gas):	$3,000,000
(Gas X 2.00 x MCF x .80 Net Revenue Interest ('NRI"))
Total Income (Oil):	$2,785,552	(Oil X $20  per BO x .80 NRI)


					Rodessa: ( 1 Well )

Recoverable Production per Well:	1,000,000,000 CF
Total Income (Gas):	$1,600,000	(Gas x 2.00 MCF x .80 NRI)


TOTAL PROVEN DRILLED RESERVES:	18 Wells

Total Recoverable Production: 2,875,000,000 CF		         174,097 BO
Total Income:	$7,385,552

PRODUCTION RATES:	Nacatoch (17 wells) Per Day

(Estimated)			                      500,000 CF	              20 BO

				Rodessa

350,000 CF

PRODUCTION  REVENUES ON DRILLED WELLS:

 (Estimated)
Gas	850,000 x 2.00 MCF x. .80 NRI x .90 net operations
= $1,224.00 (day)  $36,720 (month)
 Oil	20  x $20 BO x .80 NRI x .90 net operations =  $288  (day)
     	$ 8,640 (month)
Combined	$  1,512 (per day) $ 45,360(per month) $ 544,320 (per year)

Phase II

Phase two will include the testing and drilling of the El Tule, and Manuel Seep, and redrilling of the Oso Draw, Little Colorado Prospects. PetroSun will attempt to complete the Oso Draw, Little Colorado Prospect first as it will cost the least to prove out. All future drilling will proceed as warranted by research. The Company estimates that it will cost $900,000 to complete this Phase II.


MINING

The Company intends to asses the feasibility of potential future mining projects, involving (1) the TSFP Moapa Claims, (2) the Gila Gold Placer mining claims, and (3) the Black Diamond group of claims.

1.	TSFP Moapa Claims Project

The TSFP Moapa Claims project is a joint venture with Temple Summit Financial Projects Inc., ("TSFP"). Cronus and TSFP intend to form a limited liability company to proceed to prove out and put into production a permissive area of approximately 1,200 acres.

ANALYTICAL CONFIRMATION

First, selective surface sampling will be done to get a good superficial, broad coverage. The pervasive nature of the gold-bearing, lake-bed sediments are obvious, so volume is not the question. Samples will be taken to crush and split the samples in quarters. The samples will be taken to a national lab, to have conventional fire assay run, then have them take the pulp and re-run utilizing a proprietary recipe.
Estimated Costs	$5,500

MATERIAL SAMPLING

To avoid the need for numerous access roads necessary for conventional drill-rigs, it would be advisable to utilize a "Long Front Boom & Stick" backhoe mounted on a Hitachi EX 270 LC (or equivalent). A 60' stick will provide a means to sample the 20, 30, 40, and 50-foot benches found between the various washes within the permissive area. The hoe could then dig a slot to a depth of  45 to 50' vertical, thus providing a vertical coverage of 70 to 100'. In addition to the speed of this type of sampling, a significant bulk of sample is generated. A single slot could be cut, sampled and backfilled in one shift. If results are positive or encouraging, the slotting and sampling could continue, defining an area of 100 acre coverage on a 300-foot interval spacing or 36-sample sites, averaging 75-foot vertical. If this coverage would prove out a significant reserve of
+/- 5 million tons, there would be more than adequate justification to proceed with the follow-on phases.
Estimated Costs	$132,900

METALLURGICAL

This phase will define the metallurgical characteristics and recoverability. From this facet, a bulk, composite sample will provide a flowsheet, equipment requirements, and operating costs. The conclusion of this phase will justify advancing to Phase IV.
Estimated Cost    $8,800

LIMITED EXTRACTION, PILOT PLANT (MILL)

Limited Extraction: This phase of the program will be the removal of 5000 tons of material from selected sites within the defined reserve block. This material will be screened (minus one-eighth) and delivered to the millsite. This will provide head-feed materials to the plant on a 50-ton per day basis for a period of 90-days. The same tool utilized in the sampling program would be the "mining tool" for the limited extraction phase. The Company will rely on the "Small-Miner Exclusionary" policy relative to mining disturbance, i.e. no more than a five-acre disturbance in any given year without reclamation. This policy provides for no bonding, environmental impact study or permitting, only notification.

Pilot Mill: The mill design and lay-out will be sized to accommodate the processing of 50-TPD (tons per day) head-feed. Based on previous metallurgical data, the plant design would permit expansion to optimum production scale without disturbing the pilot mill activities. It is anticipated that the existing mill building and site would be utilized in this phase. This segment of the outline portrays a production format which is based upon information and techniques of recovery information generated by previous participants and TSFP. Therefore should this proposed program result in a deviation or modification, the capital structure outlined will vary.
Estimated Costs	$1,438,900

COST SUMMARY
Phase I			            $     5,500
Phase II		            $   132,900
Phase III		           $     8,800
Phase IV		            $ 1,438,900
Plus 10% contingency	 $   158,610
               TOTAL  $ 1,744,710

All of these capital purchases will be utilized in a full-production scenario. This will include the mining sequence for extraction and screening. It is somewhat premature and optimistic to estimate or project economic figures relative to an anticipated return from the testing period, however relying on the existing knowledge about the current drilled reserve of TSFP, it may have some validity. It should be noted, however, that operating under limited production is always more expensive than production in an optimal setting.

At that juncture a feasibility study will determine the fate of the project. The information generated in Phase IV will establish cost parameters relative to a full-scale production facility. These figures will dictate "an optimum mining/processing range" which will confirm the project capital structure, i.e., plant sizing pertaining to efficiency, expediency and thus a TPD projection. At that point in the venture, the L.L.C. would review the data as their contribution will be expected in the event a positive, progress conclusion is reached. This financial contribution to this point, on the part of Cronus will entitle the Company to a paid-in-full, 50% interest in the L.L.C. as TSFP will have contributed the first risk monies and thus would hold all until this point in the project. In other words, at that point in the project, the Company and TSFP would be 50-50 partners in the joint venture project.

2.	Gila Association Placer Mine Project.

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

The Company plans to conduct a seismic survey consisting of a 5-line, 25' spacing, 9000 lineal foot, segmented survey. This survey will be complimented with computer enhanced calculations, storage, retrieval and printout capabilities. This survey will provide definitions of the alluvial-bedrock contact. From this information, cross-sectional views will be generated to define ore reserve volume, assist in mine planning and describe mining technique.

The Company also plans to conduct a bulk sampling, intended to ascertain the following: value recoverable per cubic yard, concentrating ratio, concentrating technique, and general ground conditions and boulder contact, nature of interbeds, slope stability, reject swell and nature of backfill material. The Company estimates the costs of the assessment to that point to be $75,000. The accumulation of data from this sampling project will provide the baseline to confirm ore reserves and feasibility of the mining project. Due to the current prices of gold, this project has been placed on hold until late 1998.

3.	Black Diamond Mining Project.

Black Diamond Project:
The Company intends to evaluate the Black Diamond mining claims as follows. First, the Company plans to gather data from Exxon Corporation regarding past exploration work performed by Humble Oil. Next, it intends to assess other geological, geophysical and geochemical data gathered on the subject property. Finally, it will formulate a development plan and seek a possible joint venture partner. Other than searching for a joint venture partner, this project will not be a priority in 1998.

Competition - Oil and Gas
The oil and gas industry is highly competitive in all phases. The Company will encounter strong competition from other independent oil and gas companies in acquiring economically desirable prospects as well as in marketing production therefrom and obtaining external financing. Substantially all of the Company's competitors have financial resources, personnel resources, and facilities substantially greater than those of the Company.

Because there has been a decrease in exploration for and development of oil and gas properties in the United States, there is increased competition for lower risk development opportunities and for available sources of financing. In addition, the marketing and sale of natural gas and processed gas are extremely competitive. Accordingly, the competitive environment in which the Company operates is unsettled.

Competition - Mining
There is considerable competition for mining prospects on federal lands. Costs of exploration, testing and mining, milling, transportation, labor and other costs have risen dramatically. These costs would be a factor in determining whether the discovery of minerals, if any, would be commercial or not, and could render a discovery unprofitable, even if made.

In addition to the uncertainty surrounding the eventual development of commercial mineralization on the Company's properties, the success of any mining operation which might be conducted is dependent upon the price of minerals on the domestic and world markets, which is subject to fluctuations, in part as a result of actions by central banks and government policies.

Employees
As of September 30, 1997, the Company had two employees, Jonathan Roberts and Kevin Sherlock. All other work, geographical, engineering, metallurgical, legal, accounting and otherwise, is performed on a fee basis. The Company's activities in connection with the acquisition, exploration and development of mining, oil and gas and other mineral properties, the development of new business lines, and the negotiation with potential contractual and joint venture partners are conducted principally by Jonathan Roberts, President of the Company. See "Item 10, Directors and Executive Officers" and "Item 11, Executive Compensation" below.

The Company presently has no plans to expand its staff.

Certain Factors Affecting the Industry and the Company.

Exploration, development and mining of mineral properties, including the extraction of oil and gas, involve unique and greater risks than those generally associated with other industries. Many exploration programs do not result in the discovery of a commercially mineable mineral deposit, in which case the costs of exploration are not recoverable. The Company's operations are subject to all the hazards and risks normally incident to the exploration, development and mining of mineral properties, including the particular risks described below:

1.  Long Lead Time, Expense and Delay.

The risks normally associated with the exploration and development of a mineral deposit, including oil and gas, include the extended period of time, and the costs and expenses, required to complete such exploration and development, as well as the risks and delays normally associated with permitting and construction. Such events can result in a delay in the receipt of income from a property or operation with serious adverse consequences to the Company's liquidity, financial condition and profitability. In addition, there can be no assurance that any such exploration activities will be successful. Therefore, exploration costs could result in substantial losses to the Company which might not be offset by revenues from the properties explored or otherwise.

2.	Need for Additional Financing

The Company needs to undertake significant exploration at the properties in which it has an interest and will require additional financing beyond its current capital resources, such as additional debt or equity financing or a joint venture or merger with another mining or oil and gas company. Neither the amount of additional capital needed to conduct adequate exploration and development activities, nor the Company's ability to raise such capital, can be accurately predicted at this time.

Mining and oil and gas companies have historically required substantial capital to conduct and expand an exploration and development program, and have frequently sought additional capital as business has developed. The Company's current capital resources are limited (See "Item 6 -- Management's Discussion and Analysis or Plan of Operation; Financial Condition, Liquidity and Capital Resources" below) and it will need additional financing if it is to conduct any significant exploration activities and thereby develop and commence its business. Financing for such purpose could be sought through the issuance of additional shares of Common Stock or other equity securities, or through debt financing, or through various arrangements with third parties. There is no assurance that the Company will be able to obtain any such additional financing or that such financing, if available, will be on terms necessary to enable the Company to operate profitably.
Any such additional financing obtained through the issuance of additional shares of Common Stock or other equity securities could result in further dilution to the Company's shareholders. Any debt financing would increase the Company's operating expenses and could reduce or eliminate the Company's net profit. Any arrangement with third parties to finance the Company's exploration, development, or operations could take the form of a joint venture, merger, lease, royalty, purchase option, or some other participation which could reduce, or involve a disposition of, the Company's interests in its properties or the revenues therefrom.

3.	Effect of Exploration Costs, Risk of Losses.

Exploration costs incurred by the Company will not generate offsetting revenues unless and until the exploration is successful and the Company can commence additional production, sell the property or otherwise realize the benefits of additional discoveries.

4.	Fluctuating Price for Minerals.

If the Company's exploration and development plans result in oil and gas or mineral production, the Company anticipates that most of its revenues would be derived from the sale of oil and gas and possibly minerals produced from its mining and processing operations. Thus, the Company's future prospects depend upon the ability of the Company to locate and profitably exploit mineral deposits through the mining, production and sale of minerals. The feasibility of developing and operating new production and mining operations and the future profitability of any such operations will depend on the price of minerals. Mineral prices, including oil and gas, and in particular gold prices, fluctuate widely from time to time and are affected by numerous factors beyond the Company's control which cannot be accurately predicted, including expectations about inflation, exchange rates, banking, economic and political crises, interest rates, global supply and demand, political and economic conditions, and production costs in major mineral producing regions, and many other factors.

The two principal products the Company currently plans to produce and market by the Company are crude oil and natural gas. The Company does not currently use commodity futures contracts and price swaps in the sales or marketing of its natural gas and crude oil.

Crude Oil - Crude Oil that could be produced from the Company's properties is generally to be transported by truck to unaffiliated third-party purchasers at the prevailing field price ("the posted price"). The market for the Company's crude oil is competitive. Oil prices are subject to volatility due to several factors beyond the Company's control including: political turmoil; domestic and foreign production levels; OPEC's ability to adhere to production quotas; and possible governmental control or regulation.

Natural Gas - The Company anticipates that it would sell any natural gas production at the wellhead to various pipeline purchasers or natural gas marketing companies. Such wellhead contracts typically have various terms and conditions, including contract duration. Under wellhead contracts the purchaser is generally responsible for gathering, transporting, processing and selling the natural gas and natural gas liquids and the seller receives a net price at the wellhead. Accordingly, net prices are affected by such costs to be incurred by the purchaser.

5.	Title to Properties.

As is customary in the oil and gas industry, only a perfunctory title examination was conducted at the time oil and gas leases were acquired by PetroSun. Prior to the commencement of drilling operations, a thorough title examination will be conducted. The Company believes that title to its properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions, which, are not so material as to detract substantially from the property economics. In addition, some prospects may be burdened by customary royalty interests, liens incident to oil and gas operations and liens for taxes and other governmental charges as well as encumbrances, easements and restrictions.
The Company does not believe that any of these burdens will materially interfere with the use of the property.

The legal status of the Company's right, title and interest, if any, in and to the Black Diamond and Gila Gold Placer claims is currently uncertain. See "Properties" section below. Therefore, the Company may be required to expend additional funds in order to, or may ultimately be unable to, establish its rights to develop and mine such properties.

6.	Governmental Regulation and Environmental Controls.

The following discussion of regulation of the mining industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which the Company's operations may be subject.

The oil and gas industry and the mining industry are subject to extensive federal, state and local laws and regulations covering exploration, development, operations and production, taxes, labor standards, occupational health, waste disposal, environmental protection, reclamation, mine and well safety, toxic substances and other matters. Environmental, operating, water, dust and other federal and state permits are essential to any mining operation. The nature of the mining business is such that mining companies are frequently in the process of applying for additional permits or modifications to existing permits at any given time. There can be no assurance that such permits will be granted in the future as needed, and, if such permits are not granted, that the Company or any mining venture in which it is a participant could be required to curtail or cease its development plans or operations with serious adverse consequences to its liquidity and profitability. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof or additional taxes could have a material adverse impact on the Company. In addition, opposition to development of mining operations by environmental and other groups is increasing, and such opposition may result in delays, increased costs or abandonment of development plans.

Any future exploration, rehabilitation, or development programs of the Company, as well as any future commercial production which might be warranted, will be subject to extensive federal, state and local laws and regulations controlling not only the exploration for viable minerals in the ground, the condition of the shafts and the nature of milling and leaching operations, but also the possible environmental effects of water and particle contaminant discharges resulting from the Company's activities. No environmental impact studies have been performed by the Company, and there is no assurance that environmental or safety standards more stringent than those presently in effect will not be imposed in the future.

Government Regulation - Oil and Gas
General - All aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company intends to have operations.

The following discussion of regulation of the oil and gas industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which the Company's operations may be subject.

Price Controls on Liquid Hydrocarbons - There are currently no federal price controls on liquid hydrocarbons (including oil, natural gas and natural gas liquids). As a result, any oil produced from the Company's properties will be sold at unregulated market prices which historically have been volatile.

Federal Regulation of Sales and Transportation of Natural Gas - Historically, the transportation and sale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act ("NGA"), the Natural Gas Policy
Act of 1978 ("NGPA") and regulations promulgated thereunder. The Natural Gas Wellhead Decontrol Act of 1989 eliminated all regulation of wellhead gas sales effective January 1, 1993. As a result, gas sales are not regulated.

The transportation and resale in interstate commerce of natural gas continues to be subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the NGA. The transportation and resale of natural gas transported and resold within the state of its production is usually regulated by the state involved. In Louisiana such regulation is by the Office of Conservation. In Arizona, such regulation is by the Oil and Gas Commission. Although federal and state regulation of the transportation and resale of natural gas currently does not have any material direct impact on the Company's planned operations, such regulation does have a material impact on the market for natural gas production and the price that can be received for natural gas production. Adverse changes in the regulations affecting gas markets could have a material impact on the Company.

Commencing in the mid-1980's and continuing until the present, the FERC promulgated several orders designed to correct market distortions and to make gas markets more flexible and competitive. These orders have had a profound influence on natural gas markets in the United States and have, among other things, increased the importance of interstate gas transportation and encouraged development of a large spot market for gas.

On April 8, 1992, the FERC issued Order No. 636 requiring material restructuring of the sales and transportation service provided by interstate pipeline companies. The primary element of Order No. 636 was the mandatory unbundling of interstate gas transportation services and storage separately from their gas sales. The unbundled transportation and storage was required to be offered without favoring gas bought from the pipeline. Order No. 636 did not require pipelines to stop buying and reselling gas; to the contrary, it contained specific provisions to allow pipelines to continue unbundled sales of natural gas. However, after Order No. 636 there was little reason for a pipeline to continue selling natural gas and most pipelines moved all or almost all of their gas purchases and sales to affiliated marketing companies.

Order No. 636 does not regulate gas producers. However, Order No. 636 does appear to have achieved FERC's stated goal of fostering increased competition within all phases of the natural gas industry. Generally speaking, this increased competition has driven the price down for natural gas. It is unclear what further impact the increased competition will have on the Company's ability to operate as a gas producer and seller in the future. Increased flexibility and competition provides greater assurance of access to markets, but has consequently reduced or restrained prices.

In addition to FERC regulation of interstate pipelines under the NGA, various state commissions also regulate the rates and services of pipelines whose operations are purely intrastate in nature. To the extent intrastate pipelines elect to transport gas in interstate commerce under certain provisions of the NGPA, those transactions are subject to limited FERC regulation under the NGPA and may ultimately effect prices of natural gas.

There are many legislative proposals pending in Congress and in the legislatures of various states that, if enacted, might significantly affect the oil and gas industry. The Company is not able to predict what will be enacted and thus what effect, if any, such proposals would ultimately have on the Company.

State and Local Regulation of Drilling and Production - State regulatory authorities have established rules and regulations requiring permits for drilling, bonds for drilling, reclamation and plugging operations, limitations on spacing and pooling of wells, and reports concerning operations, among other matters. The states in which the Company plans to operate also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. A few states also prorate production to the market demand for oil and gas. These statutes and regulations limit the rate at which oil and gas could otherwise be produced and the prices that can be obtained for such products.

Environmental Regulations - The production, handling, transportation and disposal of oil and gas and by-products are subject to regulation under federal, state and local environmental laws. In most instances, the applicable regulatory requirements relate to water and air pollution control and solid waste management measures or to restrictions of operations in environmentally sensitive areas. However, it is reasonably likely that the trend in environmental legislation and regulations will continue towards stricter standards and may result in significant future costs to the Company. For instance, efforts have been made in Congress to amend the Resource Conservation and Recovery Act to reclassify oil and gas production wastes as "Hazardous Waste," the effect of which would be to further regulate the handling, transportation and disposal of such waste. If such legislation were to pass, it could have a significant adverse impact on the anticipated operating costs of the Company, as well as the oil and gas industry in general.

New initiatives regulating the disposal of oil and gas waste are also pending in certain states, including states in which the Company plans to conduct operations, and these various initiatives could have an adverse impact on the Company. Management believes that compliance with current applicable laws and regulations or with proposals in their present form could possibly have a material adverse impact on the Company, but management is unable to predict the final form of the pending regulations or their potential impact on the Company.

Although the Company does not believe its planned business operations will impair environmental quality, compliance with federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the capital expenditures, earnings and competitive position of the Company, the extent of which the Company now is unable to assess.


ITEM 2. Properties

PRINCIPAL OIL AND GAS INTERESTS

Productive Wells and Acreage - The Company's producing properties as of September 30, 1997 are located in the following areas shown in the table below:

                     OIL	  	GAS		     Developed
Field,  State			     Wells		Wells	    Acreage
Lake End Field, LA		    17		          	340
Red Oak Lake Field, LA		      	1		     640

The Company's producing oil and gas properties are located on leases held by the Company for as long as production is maintained. In other words, the leases are held by production.

Undeveloped Acreage - The Company's gross interests in leased undeveloped acreage in the Northern Arizona and Louisiana as of September 30, 1997 is 18,212.23 and 1,200 acres, respectively. All the properties located in Louisiana and Northern Arizona will expire at various times in 2001 unless production has been obtained.

NORTHERN ARIZONA PROSPECTS

Overview - In late 1997 and through out 1998, the Company will be directing a significant portion of its resources to the Holbrook Basin region. The Company is focusing in the Holbrook Basin as the result of a seven year evaluation to determine the possibility of hydrocarbon accumulations in the Supai, Penn and Devonian formations.

Currently, two prospects are in the process of drilling or are expected to commence drilling in the first quarter of 1998. These include El Tule, and Manuel Seep. A brief description of these prospects follows.

The El Tule Prospect is located on the southwest flank of the Cedar Mesa Anticline, a large surface anticline along the southeast edge of the Holbrook Basin in Apache County, Arizona. The Cedar Mesa Anticline is located in the part of the upper Supai evaporite basin where there are carbonates and sulfates.

The Manuel Seep Prospect is located on a broad surface anticline (the highest structure in the basin) along the southern edge of the Holbrook Basin in Apache County, Arizona. It trends northwest for a distance of 3 1/2 miles, and it covers an area of at least 23 sections. Some of those sections are irregular, so the total prospect contains 13,766.19 acres, which is large enough to hold potential oil reserves of one hundred million barrels, or more.

The Oso Draw Prospect is located on the north end of Concho Dome in the Holbrook Basin in Apache County, Arizona. The Holbrook Basin is a relatively shallow Permian salt basin, so only a 3,800 foot well will be needed to test the prospect formations. These productive Paleozoic formations are continuously present from the Paradox Basin in northern Apache County through the Black Mesa Basin to the Holbrook Basin and on to the Permian Basin. As a result, this prospect has the potential to produce from at least three formations with excellent reservoir quality, a history of production and shows of oil and gas close to the prospect.

The Little Colorado Prospect is located on a large untested surface anticline in the Southeast of the Holbrook Basin in Apache County, Arizona. The structure covers nineteen (19) sections (12,162.3 acres) in Townships 14 and 15 North, Range 24 East, and the Little Colorado River runs through the middle of the prospect.

LOUISIANA PROPERTIES

Lake End Field, Red River Parish, Louisiana - In July 1997, the Company purchased a majority working interest in approximately 1,860 acres in the Lake End Field. The Lake End Field is located about 47 miles south of Shreveport, Louisiana near the community of Lake End, Louisiana. The producing area is bounded on the East and North by Red River and on the West and South by Bayou Pierre (which is an ancient river bed of Red River). Within this producing area is located the Lake End Field, Jordon Ferry Field and the Red Oak Field.

There are currently 17 wells shut-in with 93 proven drillable locations. The Company is presently working to recomplete several wells in behind-pipe zones to take advantage of current gas prices in the market. The Company expects that after finishing the recompletion program, daily gas production can be significantly increased. A geological and engineering study is currently being conducted to seek further development opportunities in the existing wells as well as to delineate optimal drilling locations.

Red Oak Lake Field, Red River Parish, Louisiana - In July 1997, the Company purchased a majority working interest in approximately 640 acres in the Red Oak Field. There is 1 gas well completed in the Rodessa formation with 2 more proven drillable locations.


PROVED DEVELOPED AND UNDEVELOPED RESERVES

The oil and gas reserve and reserve value information is based upon an engineering evaluation by Kenneth W. Frazier. The estimated proved reserves represent forward-looking statements and should be read in connection with the disclosure on forward-looking statements included herein under Item 6 in Management's Discussion and Analysis.

The Company has not filed any reports containing oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission.

All of the Company's oil and gas reserves are located in the Continental United States. The table below sets forth the Company's estimated quantities of proved reserves, and the present value of estimated future net revenues discounted by 8 percent per year using a 7 year life for developed and 10 year life for undeveloped prosepects. The prices used at September 30, 1997 were $19.46 per barrel of oil and $ 2.74 per MCF of natural gas:

				                                  Developed	    	Undeveloped

Estimated Proved Oil Reserves (Bbls)
                                   	    174,097		      952,413

Estimated Proved Gas Reserves (Mcf)
                                     	2,875,000	   	22,258,272

Estimated Future Net Revenues (before the estimated future income taxes)
	                                   	$9,012,342	  	$60,436,432

Present Value of Estimated Future Net Revenues (before the estimated future
income tax expenses)                 $5,258,614	  	$27,993,761


MINING CLAIMS:

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

Mills, Smelter and Similar Facilities
No mills, smelter or related facilities are available in the claim area. Concentrates or any ore would be trucked off-site to a processing plant.

TITLE TO MINING PROPERTIES

The Company's only significant mining assets as of September 30, 1997, consists of its possessory interest in the Black Diamond group of mining claims and the Gila Gold Placer mining claims, all of which consist of unpatented mining claims. The validity of all unpatented mining claims is dependent upon various inherent uncertainties and conditions that may prevent a fee title in the usual sense from existing or vesting.

Unpatented mining claims, when properly located, staked and posted according to regulation, give the claimant apossessory right only. Possessory title to an unpatented claim, when validly initiated, endures unless lost through abandonment or through a forfeiture which results from an adverse location made while the claim is in default with respect to the performance of annual assessment work. Because many of these factors involve findings of fact, title validity cannot be determined solely from an examination of the record.

The continued validity of the Black Diamond and Gila unpatended mining claims is subject to many contingencies, including the availability of land for the claim at the time location is made, the making of valid mineral discoveries within the boundary of each claim, the compliance with all regulations, both state and federal, for locating claims, and the performance of annual assessment work which is currently in the amount of $100.00 per claim. Failing satisfaction of the requirements, the claims are subject to cancellation by the United States upon finding of no valid discovery or failure to perform annual assessment work. Failure to perform annual assessment work subjects the claimant to the risk of forfeiture of rights through valid subsequent locations by others or through cancellation by the government agency involved.

In addition, the Company acquired its possessory interests in the Black Diamond and Gila Gold Placer claims through quit-claim deeds. Pursuant to a quit-claim deed, the transfer of an interest in property transfers whatever right, title and interest it may have in and to the property without representation or warranty as the extent of such right, title and interest or as to the absence of adverse claims. Thus, the Company's claims are dependent upon the validity, extent and quality of the transferor's right, title and interest in and to such claims. The Company does not have any information regarding the nature of its transferor's right, title and interest in and to the Black Diamond and Gila Gold Placer claims, nor has the Company received any warranties of title, title opinions or policies of title insurance. As a result, the legal status of the Company's right, title and interest, if any, in and to these claims is currently uncertain.

TITLE TO OIL AND GAS

As is customary in the oil and gas industry, only a perfunctory title examination was conducted at the time oil and gas leases were acquired by PetroSun. Prior to the commencement of drilling operations, the Company plans to conduct a thorough title examination. The Company believes that title to its properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which are not so material as to detract substantially from the property economics. In addition, some prospects may be burdened by customary royalty interests, liens incident to oil and gas operations and liens for taxes and other governmental charges as well as encumbrances, easements and restrictions. The Company does not believe that any of these burdens will materially interfere with the use of the property.


ITEM 3. Legal Proceedings.

Cronus, formerly known as TR-3 Industries, Inc., was in Chapter 7 bankruptcy from 1982 through 1992. The Company had no operations and substantially no assets or liabilities through November 1995. During 1997, legal counsel informed management that liabilities previously believed to be discharged in bankruptcy had not been discharged. These liabilities relate to the operations of the Company prior to 1982. The Company has recorded a correction of an error in the accompanying financial statements and, accordingly has restated retained earnings (accumulated deficit) at December 31, 1993. The adjustment had no effect on net income, net income after taxes, or earnings per share for the years ended December 31, 1996, 1995 or 1994.

Additionally, the Company is subject to a number of lawsuits and claims
(some of which involve substantial amounts) arising out of the conduct of its business prior to 1982. Although the Company does not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded, they may be significant to the results of operations. Management, however, is of the opinion that the statute of limitations relating to these liabilities has likely expired as of August, 1997, fifteen years after the filing of the bankruptcy. Accordingly, the Company removed the liabilities from the balance sheet and recorded an extraordinary gain of $2,930,134 in 1997.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Cronus Corporation has not submitted any matter to vote of security holders during the period of this report.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders
Matters.

Trades in the common stock of the Company have been reported on the NASDAQ OTC Bulletin Board since March 5, 1996, under the symbol CRON. The quarterly high and low prices for 1996 are as follows:

             				High		  	Low

First Quarter			$0.00			$0.00
Second Quarter		$3.25			$1.50
Third Quarter			$2.00			$0.50
Fourth Quarter		$1.81			$0.62

The foregoing are over-the-counter market quotations obtained through PC Quotes, which may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of October 1, 1997, there were approximately 192 record holders of the Company's common stock. The Company has not declared any dividends during the period of this report, and does not anticipate declaring any dividends in the foreseeable future.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Disclosure Regarding Forward-Looking Statements.
This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to have been correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to, the Company's ability to generate additional capital, risks inherent in oil and gas acquisitions, exploration, drilling, development and production, price volatility of oil and gas, competition, shortages of equipment, services and supplies, government regulation, environmental matters, financial condition of the other companies participating in the exploration, development and production of oil and gas programs and other matters. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

The Company has had no operational history since 1988. There has been limited operations this fiscal year. As the Company entered the natural resources market in March of 1996, and sold AGAA, PBAA and TGII, the Company has embarked upon a new direction focusing on the acquisition, development and management of natural resources. The Company sold AGAA and TGII because neither subsidiary had became operational, thereby raising significant doubts about their ability to earn income. The Company sold the assets of PBAA after the results of their first quarter of 1996 indicated that PBAA would not likely earn a profit in 1996 or 1997.

In order to create revenues, and expand on its natural resources base, the Company acquired PetroSun Exploration & Production, Incorporated in 1997. As described more fully below, management expects to begin receiving income from PetroSun oil and gas leases in Louisiana by the end of 1997.

As can be seen in the financial statements, the Company has incurred losses from operations and has deficits in working capital and net worth. The Company has yet to earn income from its operations, however, it expects to receive income from oil and gas leases in Louisiana by the end of 1997. The lack of revenues to date raises a doubt about the Company's ability to continue as a going concern. Management expects to earn revenues in late 1997 and also expects to raise additional funding as needed. There can be no assurance that a cash flow will be generated or that funding will be raised. The Company currently has no commitments for any type of funding, and there is no assurance that the Company will be able to obtain any such financing or that such financing, if obtainable, will be on terms necessary to enable the Company to operate profitably.

During 1996, the Company acquired the Gila and Black Diamond mining claims in southern Arizona for $130,504. The future realization of the cost of these mining claims is dependent upon the claims becoming proven reserves.
A proven reserve is the estimated quantity of mineral which geological and engineering data demonstrates with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Currently, these claims are considered unproven. Additionally, the claims were transferred to the Company without warranty or title assurance, and thus, the Company is uncertain as to the legal status of its interest, if any, in the claims. See "Title To Mining Properties" above.

The Company, doing business as TR-3 Industries, Inc. was in chapter 7 bankruptcy from 1982 through 1992. The Company had no operations and substantially no assets through November, 1995, when the Company then acquired AGAA, TGII and PBAA. As noted above, the Company sold AGAA, TGII and the assets of PBAA in 1996 and then entered the natural resources market, with the acquisition of the mining claims in 1996, and into the oil and gas field with the acquisition of PetroSun. As of December 31, 1996, Cronus was possibly subject to a number of lawsuits, judgments and claims arising out of the conduct of business of TR-3 Industries, Inc. prior to 1983. Liabilities not discharged in the bankruptcy totaled $2,930,134.00 which the Company carried as a liability on its balance sheet. However, in August 15, 1997, fifteen years after the bankruptcy filing, it is the opinion of management that the statute of limitations has expired on these possible claims. Accordingly, the Company removed the liabilities from the balance sheet and recorded an extraordinary gain of $2,930,134 during 1997.

Financial Requirements and Source of Funds.
The Company is currently rehabilitating the shut-in oil and gas wells by setting compressors and pumps which will allow PetroSun, to put its revenue producing assets in Louisiana into production starting in October, 1997. Based on historical production rates, the Company believes that PetroSun's oil and gas production in Louisiana should produce net revenues sufficient to cover basic operating expenses of the Company of $250,000 through its exploratory period for the next six months.

Thereafter, the Company believes it will need to raise at least $1,500,000 in order to conduct testing and drilling of its oil and gas properties, and to conduct testing of the Moapa Project, the Gila Gold Placer Project, and the Black Diamond Project. Such funds may be sought through the issuance of additional shares of the Company's Common Stock or other equity securities, through debt financing, or through various arrangements, including joint ventures and/or mergers, with third parties. However, the Company currently has no commitments for any type of funding, and there is no assurance that the Company will be able to obtain any such financing or that such financing, if obtainable, will be on terms necessary to enable the Company to operate profitably. If the Company is unsuccessful in completing a private type placement, or if additional funds are necessary either before or after such a transaction, it is uncertain at this time what actions the Company will take. Possibilities include other debt or equity financings or the sale of existing assets.


ITEM 7. Financial Statements.

Audited Balance Sheet for 1996.
See Item 13


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

See 8-K filed on November 7, 1996.

PART III

ITEM 9. Directors and Executive Officers of the Registrant.

At the time the Company's Chapter 7 case was concluded in 1992, the Company's board of directors consisted of seven persons, all of whom resigned on or prior to July 14, 1992, other than Jeanette Bowen, who remained as a director, pursuant to the Company's by-laws, until the election and qualification of a successor. On or prior to July 14, 1992, all of the Company's officers resigned from their respective positions, other than Jeanette Bowen, who remained as the sole officer of the Company.

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

    NAME			       AGE	   POSITION		     	TERM
Jonathan Roberts 	 39	   President			     *
	                       	Director

George Hennessey 	 52 	  Director			      *

Kevin Sherlock    	36   	Secretary, Vice		*
                     				President and Director

*The original terms of office of each of the Company's directors have expired, and each director is serving in such capacity until the next meeting of the Company's shareholders and until his successor has been elected and qualified.

JONATHAN ROBERTS, was appointed a director in December 1994, and was appointed as President in December, 1994. In addition to his management position with the Company, Mr. Roberts has been the General Manager of R K Management Group L. C. since 1993.

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

KEVIN SHERLOCK, was appointed a director and the Secretary in July, 1996. In May, 1997, Mr. Sherlock was appointed Vice President in charge of Legal Affairs. He has been a practicing attorney since 1988. Mr. Sherlock practiced aviation law and insurance defense litigation in Washington D.C. until 1993, when he then opened a solo practice assisting small businesses with various matters, including mergers and acquisitions.

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

Based on the foregoing review, the Company believes the following persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Jonathan Roberts and Kevin Sherlock.


ITEM 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

	                        	ANNUAL COMPENSATION

Name and	           Year	Paid		     Deferred	 	Other
Position	           1996	Salary		    Salary

Jonathan Roberts,
President, CEO
and Director	         	$18,000	    $157,000	 	   	0
_____________________________________________________
Kevin Sherlock,
Secretary and
Director		             $10,500	      $4,000		$3,186.78*
_____________________________________________________
George Hennessey,
Director and Geological
Consultant			                0		         0		$26,180.26*
_____________________________________________________

*Consists of Consulting and Expense reimbursement.

OPTION GRANTS IN FISCAL YEAR 1996

               	Number of  Percent	  Exercise   Expiration
		              Options	   of Total	 Price    	 Date
Name		          Granted	   Options
				                       Granted to
				                       Employees
_____________________________________________________
Kevin Sherlock   550,000	     100%   $0.05		7-22-2001
__________________________________________or termination


AGGRAGATED OPTIONS EXERCISED IN FISCAL YEAR 1996 AND
FISCAL YEAR END
                                   							OPTION VALUES
               Shares     Value	   Number of   Value of
		             Acquired 	Realized	Unexercised	 Unexercised
Name		           on               	Options at	 Options at
            		Exercise           			FY-End	     FY-End

_____________________________________________________
Jonathan Roberts 2,000,000 $1,540,000   	0	       	0
_____________________________________________________
Kevin Sherlock			     0         0   	550,000	$396,000
_____________________________________________________

In 1995 there was no cash compensation for officers and directors for performance of their duties. Mr. Roberts was issued 1,000,000 shares of Common Stock of the Company in consideration of his services in 1995. Also, as part of the Company's Executive Long-Term Stock Investment Plan, Mr. Roberts was granted an option to purchase 2,000,000 shares of Common Stock, which was exercised in 1996 for $2.000. Pursuant to the Executive Long-Term Stock Investment Plan, Mr. Roberts was granted an option in 1997 to purchase 500,000 shares of Common Stock of the Company.

In 1996, Mr. Roberts also entered into a employment agreement with the Company for $175,000 per year, of which $100,000 is deferred until the Company obtains additional operating funds. Mr. Roberts received total cash compensation of $18,000.00 in 1996.

In 1996, the Company entered into an employment agreement with Mr. Sherlock for $48,000 per year. Also, as part of the Company's Executive Long-Term Stock Investment Plan, Mr. Sherlock was granted the option to purchase 550,000 shares of the Company's Common Stock. Mr. Sherlock received employee compensation of $10,500.00, and $3,186.78 in consulting and expense reimbursement, for a total cash compensation of $13,686.78, in 1996.

In 1996, Mr. Hennessey received a total cash compensation of $26,180.26, in consulting fees and expense reimbursement. On June 4, 1997, the Company entered into a consulting agreement with its chief geological consultant, Mr. George Hennessey, with a term of two years. The Consulting Agreement called for the issuance of 500,000 shares of the Company's Common Stock, granted Mr. Hennessey an option to acquire 500,000 shares of the Company's Common Stock, and provides for consulting fees in the amount of $4,000 per month while Mr. Hennessey is devoting himself to the Moapa project. Mr. Hennessey has not received any consulting fees under the Consulting Agreement through September 30, 1997.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of September 10, 1997, information regarding the beneficial ownership of shares of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares of the Company's Common Stock, by each of the officers and directors, and by the officers and directors as a group.

Name and Address of	       Amount of			           Percent
Security Ownership       of Beneficial		           	of
Certain Beneficial          Ownership             	Class

Richard J. DeBernardis		      750,000			            5.2%
4042 N. Pontatoc Road
Tucson, Arizona  85718

Ownership of Management:

Jonathan Roberts			         3,500,000*			          24.3%
President and Director
660 S. Freeman Rd.
Tucson, Arizona  85748

Kevin Sherlock			            550,000			             3.8%
43 E. 2nd Street
Tucson, Arizona  85705

George Hennessey		        	1,000,000*	             	6.9%

All Directors and Officers	4,950,000** 		         	34.4%

*Includes option to purchase 500,000 shares.
**Includes options to purchase 1,000,000 shares.

ITEM 12. Certain Relationships and Related Transactions.

No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year.

On April 3, 1997, the Company and Temple Summit Financial Projects Inc. ("TSFP") entered into a Joint Venture Agreement to conduct testing regarding the viability of extracting gold from an area of mining claims held by Temple Summit. The Company and Temple Summit will test the area and samples from the Moapa Project will be assayed. If the assays reflect economical viable gold, the Joint Venture will proceed with the project. Mr. George Hennessey is also a member of the board of directors of TSFP and he hold the position of chief geologist. Additionally, Mr. Hennessey is a major shareholder of TSFP, holding approximately 10% of the outstanding shares. The Board of Directors of the Company was aware of Mr. Hennessey's position with TSFP prior to approving the project.

On May 2, 1997, the Company purchased, for $12,000, an option to buy the outstanding stock of Grayhawk Oil and Gas, Inc., a company owned by Gordon
M. LeBlanc, Jr., the president and key employee of PetroSun Exploration
& Production, Incorporated. The Board of Directors of the Company was aware of Mr. LeBlanc's position prior to approving the purchase of the option.

There were no other related or reportable transactions.

PART IV

ITEM 13. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

Exhibits.

1. The Company's Articles of Incorporation, incorporated by reference from the 1995 10-KSB filed on April 15, 1997.
2. The Company's By-Laws, incorporated by reference from the 1995 10-KSB filed on April 15, 1997.
3. The Company's Executive long-term Stock Investment Plan, incorporated by reference from the 1995 10-KSB filed on April 15, 1997.
4. Employment Contract of Jonathan Roberts, incorporated by reference from the 1995 10-KSB filed on April 15, 1997.
5. Employment Contract of Kevin Sherlock, incorporated by reference from the 1995 10-KSB filed on April 15, 1997.
6. Reorganization agreement with PetroSun Exploration & Production, Incorporated, incorporated by reference from the Form 8-K filed on June 16, 1997.
8. Employment Contract of Gordon M. LeBlanc, Jr., incorporated by reference from the Form 8-K filed on June 16, 1997.
9.  Consulting Contract with George Hennessey.
10.  List of subsidiaries.
11.  Consent of Kennet W. Frazier.
12.  Consent of Auditors.

Financial Statements and Financial Statement Schedules.

(a)	Independent Auditor's Report.
(b)	Balance Sheet December 31, 1996.
(c)	Statement of Operations for the years ended December 31, 1996 and 1995.
(d)	Statement of Changes in Stockholders' Deficit for the 	years ended
December 31, 1996 and 1995.
(e)	Statement of Cash Flows for the years ended December 	31, 1996 and 1995.
(f)	Notes to Financial Statements.

Reports on Form 8-K.

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

The 8-K report filed on November 7, 1996 contained Item 4, Changes in Registrant's Certifying Accountant.

The 8-K report filed on December 20, 1996 contained the following Items:

Item 1. Changes in Control of Registrant.
Item 2. Acquisition or Disposition of Assets.
Item 7. Financial Statements and Exhibits.

During 1997 through the date of this report, there was one 8-K report, filed on June 16, 1997. That 8-K report contained the following Items:

Item 2. Acquisition or Disposition of Assets.
Item 7. Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONUS CORPORATION
DATE: October 15, 1997
Kevin M. Sherlock, Secretary and Director
On behalf of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 1997 By:

      /s/
Jonathan Roberts, President and Director

Date: October 15, 1997 By:

      /s/
Kevin M. Sherlock, Secretary and Director

Date: October 15, 1997 By:

      /s/
George Hennessey, Director

CRONUS CORPORATION



Exhibit 9.  Consulting Contract with George Hennessey.


CONSULTING AGREEMENT


AGREEMENT dated June 4, 1997 between Cronus Corporation, a Nevada corporation, (the "Company") and George Hennessey, an Individual, (the "Consultant").

WHEREAS, the Company wishes to engage the Consultant to provide geological and mining services and Consultant desires to provide such specialized consulting services on the terms set forth herein.

Accordingly, the parties agree as follows:

1. Consultancy Term. The Company agrees to engage the Consultant, and the Consultant agrees to continue as a Consultant of the Company, for a two year period commencing on April 15, 1997 and ending on April 15, l999, or such later date to which the Consultancy may be extended (the "Term").

2. Duties and Responsibilities. The Consultant shall provide expertise and advisory services to the Company with regard to geology and mining. The Consultant shall devote the reasonable amount of working time and attention necessary to accomplish the duties and responsibilities hereunder.

3. Consulting Fee. During the Term of this Agreement, for all consulting services hereunder, the Consultant shall receive a consulting fee of 500,000 shares of Company's restricted common stock, and a three year option to purchase 500,000 shares of the Company's restricted common stock at the price of $0.50 per share. Once the Joint Venture and Operating Agreement with TSFP is closed, and Consultant dedicates himself to that project (the Moapa Project), Consultant shall receive Four Thousand Dollars ($4,000.00) per month, payablein equal semi-monthly installments, One Thousand Dollars ($1,000.00) of which will be applied towards the purchase of option shares.

4. Reimbursement of Expenses. During the Term of this Agreement, the Company shall reimburse the Consultant for reasonable and necessary expenses related to performance under this Agreement, upon submission of detailed vouchers therefor in accordance with the Company's standard practices.

5. Not An Employee. During the Term of this Agreement, Company and Consultant mutually agree that Consultant is an independent contractor and not an employee of the Company, as that term is generally understood, and as such, is not entitled to participate in any of the Company's benefit programs including, but not Limited to all pension, insurance, medical, disability and other benefit plans, whether presently in effect or adopted hereafter during the Term.

6. Termination. (a) The Company shall have the right to terminate the Consultancy at any time after April 1,1998 immediately by written notice for cause or in the event of the Consultant's death or disability as used herein
(i) "cause" shall mean the Consultant's breach of any of the terms of this Agreement or the Consultant's commission of a felony, as determined by a court of law, subject to the exhaustion of all appeal processes that may be available, and; (ii) "disability" shall mean the Consultant's inability to perform the duties hereunder by reason of mental or physical disorder or injury constituting a "long-term disability" as generally defined by workers compensation insurance provisions, (b) The Company shall have the right to terminate the Consultancy at any time after April 1, I999 immediately by written notice, (c) the Consultant shall have the right to terminate the Term at any time after April 1,1998, immediately by written notice in the event of the Company's breach of any of the terms of this Agreement.

7. Payment Following the Term. (a) In the event that the Consultant Term shall be terminated as provided in Section 6 hereof, then the Company shall have the right to terminate all further payments pursuant hereto and shall have no further obligations hereunder, (b) In the event that the Company shall terminate the Term otherwise than as provided in Section 6 hereof, then the Company shall pay to the Consultant the consulting fee as set forth in
Section 3, through the end of the Term.

8. Confidentiality: Agreement Not to Compete. The Consultant recognizes that the expertise and advisory services to be performed by him hereunder are, special, unique and extraordinary, and that by reason of such consultancy he will acquire confidential information and trade secrets concerning the Company's operations. Accordingly, it is agreed that,
(a) During the Term of this Agreement and for such period after the end of the term, the Consultant will not directly or indirectly, as an officer, director, stockholder, partner, associate, owner, employee, consultant or otherwise, become or be interested in or associated with any other corporation, firm or business engaged in the same or a similar competitive business with the Company, with the exception of TSFP. However, the Consultant's ownership directly or indirectly, of stock of a corporation whose shares are regularly traded on a national securities exchange or in the over the counter market shall not, in any event, be deemed to be a violation of the provisions of this Section 8(a).
(b) During the Term of this Agreement the Consultant shall not divulge to any entity or person any information acquired by the Consultant concerning the Company's operations, plans, processes, methods, research or development, or any other of its trade secrets, except information which is available to the public in published Literature or becomes public knowledge through no fault of the Consultant.
(c) The Consultant acknowledges that all information, the disclosure of which is prohibited hereby, is of a confidential and proprietary character and of great value to the Company and, upon expiration or sooner termination of this Agreement, the Consultant shall forthwith deliver up to the Company all records, memoranda, data and documents of any description which refer or relate in any way to the disclosure prohibited hereby, and return to the Company any of its property which may then be in the Consultant's possession or under the Consultant's personal control.
(d) During the Term of this Agreement and for a period of one (1) years thereafter, the Consultant agrees not to disclose the terms of this Agreement to any person other than the Consultant's immediate family and attorneys, accountants and other professional advisors, except as otherwise required by law. However, the Consultant acknowledges that the Company may, at it's sole discretion, disclose all or part of the terms of this Agreement.

9. Notices. Any notice to be given hereunder will be deemed sufficient if given in writing and delivered either personally or sent by certified mail.

If to the Consultant:

	George Hennessey
	717 Saluda Ave.
	Columbia, SC    29205

If to the Company:

	Cronus Corporation, Suite 210
	7660 E. Broadway Rd.
	Tucson, Arizona 85710

10. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the local laws of the State of Arizona.

11. Entire Agreement. This Agreement is the entire agreement between the Company and the Consultant with respect to the subject matter hereof and shall be binding upon and inure to the benefit of the parties and their respective successors, heirs and assigns. This Agreement may not be altered, modified, changed or discharged except in writing signed by both of the parties.

12. Assignability. Once the Joint Venture and Operating Agreement with TSFP is closed, and Consultant dedicates himself to that project (the Moapa Project), this Consulting Agreement shall be assigned to the Limited Liability Company formed pursuant to such Joint Venture and Operating Agreement with TSFP for the Moapa Project.

IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date herein first mentioned.

Consultant:			                	Cronus Corporation:

By:	 /s/			                   	By:	 /s/
George Hennessey			            Jonathan Roberts,
                               President



Exhibit 10.  List of Subsidiaries.

Sunorc, Inc., a wholly owned subsidiary, incorporated in Arizona on December 5, 1995.

Big Bug Acquisition Company, a wholly owned subsidiary, was incorporated in Arizona on August 6, 1996. Big Bug was then merged with PetroSun Exploration & Production, Incorporated on July 14, 1997. The resulting company, which is a wholly owned subsidiary, took the name PetroSun Exploration & Production, Incorporated.



Exhibit 11. Consent of Kenneth W. Frazier.

KENNETH W. FRAZIER
PETROLEUM CONSULTANT
P.O. BOX 6
JONESVILLE, TEXAS 75659

October 11, 1997

I am writing to give my consent to use my East Ajax Report dated June 18, 1997 to be used in the Cronus Corporation Form 10-KSB filing.

Sincerely Your,

/s/
Kenneth W. Frazier, PE
LA # 100950



Exhibit 12. Consent of Auditors.

ADDISON, ROBERTS & LUDWIG, P.C.
Certified Public Accountants

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

We hereby consent to the inclusion of our report dated October 2, 1997, in the annual report of Cronus Corporation on Form 10-KSB for the year ended December 31, 1996.

/s/

Addison, Roberts & Ludwig, P.C.
Tucson, Arizona
October 9, 1997

2910 North Swan Road, Suite 204
Tucson, Arizona 85712
CRONUS CORPORATION




Audited Financial Statements For the years ended December 31, 1996 and 1995.


ADDISON, ROBERTS & LUDWIG, P.C.
Certified Public Accountants

	CRONUS CORPORATION
	Audited Financial Statements
	For the years ended December 31, 1996 and 1995

               	INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Cronus Corporation

We have audited the accompanying balance sheet of Cronus Corporation as of December 31, 1996, and the related statements of loss, changes in stockholders' deficit, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cronus Corporation as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has deficits in working capital and net worth. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

October 2, 1997


                	CRONUS CORPORATION

                	  BALANCE SHEET
	                December 31, 1996


                           ASSETS

Assets:
	Cash and cash equivalents          	                        $ 	25,377
	Investment in mining claims                         	        	137,532
	Equipment, net of accumulated depreciation of $1,094	          	4,377
	Deposits		                                                      1,802
	Stockholder receivable	                                        	2,000
Total assets	                                                $	171,088

               	LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
 Accrued payroll and related taxes	                          $	216,394
 Accounts payable			                                           	16,111
 Accrued interest			                                           	24,044
	Notes payable to shareholders	                               	405,228
	Liabilities not discharged in bankruptcy (Note 3)          	2,930,134

		Total liabilities	                                        	3,591,911

Commitments and contingencies (Notes 3, 7 and 12)

Stockholders' deficit:
 Common stock, $.001 par value; 40,000,000 shares authorized,
 13,681,762 shares issued and 10,317,762 shares outstanding	    13,682
 Additional paid in capital		                                  154,715
 Accumulated deficit		                                      (3,585,856)
			                                                         (3,417,459)

 Treasury stock; 3,364,000 shares at cost		                     (3,364)
  Total stockholders' deficit		                             (3,420,823)

  Total liabilities and stockholders' deficit	               $	171,088

(The accompanying notes are an integral part of the financial statements.)


                	   CRONUS CORPORATION
                   	STATEMENTS OF LOSS
         	For the years ended December 31, 1996 and 1995

				                                   1996 	         1995
Revenues:                            	$	-0-	         $	-0-
Expenses:
 Professional fees	                	234,392		       76,474
 Salaries and related taxes		       215,042		       30,166
 Other general and administrative 		  6,525		        7,796
 Rent			                              1,957	          	-0-
	Advertising		                        1,249		          -0-
 Depreciation	                       	1,094	          	-0-

  Total expenses		                  460,259 	     	114,436

Loss from operations		             (460,259)		    (114,436)

Other expenses:
	Equity in net loss of subsidiaries		46,929		        4,114
	Interest expense		                  24,044		          -0-
	Loss on sale of subsidiaries		         607	          	-0-

		Total other expenses	             	71,580 	       	4,114

		Loss before income taxes		       (531,839)		    (118,550)

Income tax provision		                  -0-		          -0-

Net loss	                       	$	(531,839)   	$	(118,550)

Net loss per share	                 $	(0.06)	      $	(0.02)

Average outstanding common shares	8,671,173 		   5,575,247

(The accompanying notes are an integral partof the financial statements.)



                       CRONUS CORPORATION
           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
           For the years ended December 31, 1996 and 1995

						                   Common Stock	Additional
								                         Par		 Paid in  Accumulated  Treasury
						                  Share   Value	 Capital 	  Deficit     Stock    Total
Balance at December 31, 1994
As previously reported 	5,240,907	$5,241 	$-0- 	$(2,934,675)		-0-	$(2,929,434)
	Adjustment (note 8)		    291,855	  	292	 	500	       	(792)		-0-	     	-0-

	As restated			         5,532,762		5,533	 	500  	(2,935,467)		-0-		(2,929,434)

Common stock issued:
	Officer compensation 	 	1,000,000	1,000	 	-0-		         -0-		-0-	     	1,000
Purchase of subsidiaries 4,114,000	4,114  	-0-	         	-0-		-0-		     4,114
	Net loss for the year ended
 	  December 31, 1995			                           	(118,550)	-0-  		(118,550)

Balance at
December 31, 1995	      10,646,762 10,647 	500		 (3,054,017) 	-0-		(3,042,870)
	Sale of subsidiaries	        	-0-		  -0-		-0-	         -0- $(3,364) 		(3,364)
 Stock issued
  to consultants		       1,035,000		1,035	$154,215	    	-0-		 -0-		   155,250
	Stock options exercised	2,000,000 	2,000 	-0-	        	-0-		 -0-     		2,000
	Net loss for the year ended
	  December 31, 1996	         	-0-	  	-0-		-0-    	(531,839)		-0-		  (531,839)

Balance at December
 31, 1996        13,681,762 $13,682 $154,715 $(3,585,856)$(3,364) $(3,420,823)

(The accompanying notes are an integral partof the financial statements.)



                          	STATEMENTS OF CASH FLOWS
	               For the years ended December 31, 1996 and 1995

						                                               1996		       1995
Cash flows from operating activities:
Net loss				                                    $	(531,839)	 $	(118,550)
Adjustments to reconcile net loss to net cash
 used in operating activities:
	 Depreciation			                                    1,094	        	-0-
	 Stock issued for professional fees		             155,250         	-0-
	 Loss on sale of subsidiaries	                       	607         	-0-
  Equity in net loss of subsidiaries		              46,929		      4,114
  Stock based compensation		                           -0-		      1,000
Change in operating assets and liabilities:
	 Stockholder receivable		                          (2,000)	       	-0
	 Accounts payable		                                16,111 	       	-0-
	 Accrued interest		                                24,044	        	-0-
	 Deposits				                                      (1,102)		       -0-
	 Accrued payroll and related taxes		              187,228		     29,166

    Total adjustments		                            428,161		     34,280

    Net cash used in operating activities		       (103,678)		   (84,270)

Cash flows from investing activities:
	Purchase of mining claims		                      (137,532) 	      	-0-
	Proceeds from sale of subsidiaries		                  100		        -0-
	Advances to subsidiary		                          (51,000)	       	-0-
	Purchase of equipment		                            (5,471)	       	-0-

		Net cash used in investing activities	          (193,903)       		-0-

Cash flows from financing activities:
	Stock options exercised		                           2,000	        	-0-
 Borrowings on notes payable to
  stockholders and officers		                      320,328	     	84,900

  Net cash provided by financing activities		      322,328	      84,900

Net increase in cash		                              24,747		        630

Cash, beginning of year		                              630	        	-0-

Cash, end of year	                                $	25,377       	$	630

Supplemental disclosures of cash flow information:
 	Cash paid during the year for
	  	Interest		                                       $	-0-	       $	-0-
		  Taxes			                                          	-0-	        	-0-

Noncash investing and financing activities:
Three subsidiaries were sold during 1996 resulting in an increase in treasury stock of $3,364 and a net loss of $607.

On January 24, 1996, the Company issued 1,035,000 shares of registered, unrestricted common stock to advisors, officers and consultants for $0.15 per share (Note 7). The Company recorded professional fee expense of $155,250, common stock of $1,035 and $154,215 of additional paid in capital relating to this transaction.

(The accompanying notes are an integral partof the financial statements.)



NOTES TO FINANCIAL STATEMENTS

1.	Organization and Going ConcernCronus Corporation (the Company), formerly
Thunderstone Group, Inc., formerly Diversified American Industries, Inc., formerly TR-3 Industries, Inc., was incorporated in the State of Nevada in 1979. The Company is primarily engaged in the acquisition and sale of privately held corporations.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and has deficits in working capital and net worth. As a result, the Company has been unable to pay its debts and has issued common stocks to meet its obligations as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is working to obtain additional financing through the issuance of stock and long-term debt. This inflow of cash will be used to fund ongoing exploration and development of various oil and gas properties. At the date of these financial statements, these properties have not begun production and the Company has zero revenues. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents.

Equipment
Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets.

Advertising
The cost of advertising is expensed when the advertisement first takes place. The Company does not participate in direct response advertising that requires the capitalization and amortization of related costs.

Per Share Data
Net loss per share is computed based on the weighted average number of shares outstanding. There is no dilutive effect on net loss per share due to common stock equivalents.

Stock Compensation
The Company measures compensation cost related to employee stock purchase options using the fair value method. This method requires determining the amount of compensation cost equal to the difference between the fair value of the options at the date of grant and the amount an employee must pay to acquire the stock. Recognition of the cost is provided over the periods in which the related services are rendered, generally the vesting period. No compensation cost has been recorded as the exercise price of the options issued has equaled or exceeded the fair market value of the underlying stock.

3.	Liabilities Not Discharged in Bankruptcy
Cronus, d.b.a. TR-3 Industries, Inc. was in Chapter 7 bankruptcy from 1982 through 1992. The Company had no operations and substantially no assets through November 1995. At December 31, 1996, Cronus was subject to a number of lawsuits, judgments and claims (some of which involve substantial amounts) arising out of the conduct of its business prior to 1983. These liabilities not discharged in the Chapter 7 bankruptcy total $2,930,134.

In August 1997, the fifteen year statute of limitations expired on these liabilities. Accordingly, the Company removed the liabilities from the balance sheet and recorded an extraordinary gain of $2,930,134 during 1997 (Note 13).

4.	Investments in Subsidiaries
On February 27, 1996, the Company sold its 100% owned subsidiaries AGAA and TGII to Applied Logic, Inc. in return for 3,114,000 shares of Company stock, 500,000 shares of Applied Logic stock, and a note receivable of $500,000. The Company recorded treasury stock of $3,114 and a net gain on sale of $3,114 relating to the transaction. Management has determined the note to be uncollectible and the stock of Applied Logic to have no value, and accordingly wrote off these assets during 1996 against the gain on sale. Subsequent to the sale, Applied Logic, Inc. changed its name to Thunderstone Group, Inc., and the Company changed its name from Thunderstone Group, Inc. to Cronus Corporation. The Company's equity in AGAA's and TGII's net losses during the period January 1, 1996 through February 27, 1996 was zero. The Company's equity in the net losses of these subsidiaries totaled $3,114 for the period October 18, 1995 through December 31, 1995.

On July 18, 1996, the Company sold the assets of its 100% owned subsidiary PBAA for $100 cash and 250,000 shares of Company stock. The Company recorded treasury stock of $250 and a loss of $3,721 relating to this transaction.
The Company's equity in PBAA's losses totaled $46,929 during the period January 1, 1996 through July 18, 1996 and $1,000 during the period November 30, 1995 through December 31, 1995.

5. Notes Payable to  Stockholders and Officers	            	1996

Unsecured demand note payable to a stockholder
bearing interest at 10% annually, this note was
converted to common stock in February, 1997 (Note 13).    $347,400

Unsecured demand note payable to a stockholder
bearing interest of 8% annually.  This note was
converted to common stock in February, 1997 (Note 13).      35,328

Unsecured demand note payable to an officer bearing
interest at 8% annually.  This note was converted to
common stock in September, 1997 (Note 13).                  22,500

                                                     					$405,228

6.	Income Taxes
At December 31, 1996, the Company had net operating loss carryforwards of approximately $400,000 that may be offset against future income through 2011. No tax benefit has been recorded in the financial statements since the Company is unsure as to if or when the net operating loss carryforwards would be realized. The potential benefit of the net operating loss carryforwards and the deferred tax benefit of future timing differences is approximately $180,000.

The income tax benefit for the years ended December 31, 1996 and 1995 is comprised of the following amounts:
                                      					        1996		        1995
	Current	                                         $	-0-	        $	-0-

	Deferred
		Federal		                                     115,000		      30,000
		State  		                                      30,000	       	8,000
				                                            145,000		      38,000

		Valuation allowance		                        (145,000)		    (38,000)

		Total tax benefit	                              $	-0-        	$	-0-

The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:
					                                              1995		        1994
			Statutory tax rate	                             	35%		         35%
			State income taxes                              		9%	          	9%
			Valuation allowance	                            	44%		         44%

			Effective tax rate	                              	0%		          0%

The components of the net deferred tax asset are net operating loss carryforwards, accrued salaries and accrued interest.

7.	Related Party Transactions
During July 1996, the Company entered into employment contracts with two key personnel that provide for minimum annual compensation of $223,000 and expire in July, 2000 and 2002. The contracts contain provisions whereby $112,000 of annual compensation shall be deferred until July 1997, or until such time as management determines the Company has generated sufficient cash flow.
At December 31, 1996, $212,297 of salaries and related taxes have been included in accrued salaries and related payroll taxes on the accompanying balance sheet.

In December 1996, an officer exercised options to purchase 2,000,000 shares of restricted, unregistered common stock for $0.001 per share.

The Company granted an officer options to purchase 550,000 shares of restricted, unregistered, common stock in connection with the Stock Option Plan described below. The options may be exercised on an installment basis during the period February, 1997, through July, 1997, in accordance with the terms of the agreement. The options were granted at the estimated market price of $0.05 per share on the date of the grant, July 22, 1996, and expire July 22, 2001.

During 1996, the Company paid $42,174 to officers of the Company for consulting services, of which $23,930 has been expensed and $18,244 has been capitalized in investment in mining claims.

In January 1996, the Company issued 1,035,000 shares of unrestricted stock as payment for professional services. Current officers and directors have received 320,000 shares under this offering for accounting and legal services totaling $48,000.

8.	Stock Option Plan
During 1995, the Company adopted a non-compensatory incentive stock option plan (the Plan). The Plan provides for the granting of incentive stock options by the Board to directors, officers and key employees of the Company.

Under the terms of the Plan, options granted have an exercise price of 110% of the fair market value of the underlying stock at the date of grant. Further, the options have a vesting period of one year and expire five years from the date of grant.

The Company granted an officer options to purchase 2,000,000 shares of restricted, unregistered common stock in connection with the Plan. The options were granted at the estimated market price of $.001 per share on the date of the grant, December 15, 1995. These options were exercised during 1996.

In July 1996, the Company granted an officer options to purchase 550,000 shares of restricted, unregistered common stock in connection with the Plan. The options were granted at $.05 per share.

A summary of stock option activity during 1996 is as follows:
			                     Number of		   Per share		      Total
			                      Shares		      Average 	       Price
Shares under option at
  December 31, 1995		   2,000,000	     $	.001	       $	2,000
Granted			                550,000		      .05		        27,500
Exercised		             2,000,000		      .001		       (2,000)
Shares under option at
  December 31, 1996		     550,000	      $	.05	      $	27,500
Shares exercisable at
  December 31, 1996		         -0-	      $	-0-         	$	-0-

9.	Prior Period Adjustment
During 1997, the Company's transfer agent was notified that 291,855 shares of common stock and 500,000 stock warrants were outstanding and had not been reflected in the financial statements of the Company. The Company has recorded the effect of this error as a charge to accumulated deficit as of December 31, 1994. The correction of this error has no effect on net loss or net loss per share for the years ended December 31, 1996 or 1995.

10.	Investment in Mining Claims
During 1996, the Company purchased various mining claims in southern Arizona for $130,504. The future realization of the cost of these mining claims is dependent upon the claims becoming proven reserves. A proven reserve is the estimated quantity of mineral which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Currently, these claims are considered unproven.

Based on current estimates, management does not feel a valuation allowance against the cost of these claims is currently necessary. However, it is at least reasonably possible that these estimates will change in the near term due to one or more future events. The effect of the change would be material to these financial statements.

In order to estimate any possible environmentally related liability, a phase 1 environmental site assessment was performed on each of the mining claims. The assessment revealed no evidence of recognized environmental conditions.

11.		Fair Value of Financial Instruments
Financial Accounting Standards Board Statement No. 107
"Disclosures about Fair Value of Financial Instruments" requires the determination of fair value for certain of the Company's assets and liabilities. When practicable, the following methods and assumptions were used in estimating its fair value disclosures for such financial instruments as defined by the Statement:

Cash and Cash Equivalents
The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accrued Payroll and Related Taxes, and Accrued Interest
The carrying amount reported in the balance sheet for accrued payroll and related taxes, and accrued interest approximates its fair value.

Notes Payable to Shareholders
The carrying amount of the Company's borrowings from shareholders approximates their fair value.

Investment in Mining Claims
It is not practicable to estimate the fair value of the Company's investment in mining claims without incurring excessive cost. However, management feels that the carrying amount approximates fair value at December 31, 1996.

12.	Commitments and Contingencies
The Company is subject to a number of lawsuits and claims (some of which involve substantial amounts) arising out of the conduct of its business prior to 1982. These liabilities are not recorded in the accompanying financial statements because the Company does not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded. These liabilities could be material to the financial statements.

In December 1996, the Company executed a consulting agreement whereby the Company is committed to issue 400,000 shares of registered, unrestricted common stock in return for the consultant achieving various fundraising goals, as specified in the agreement.

Future commitments in connection with employment agreements executed during 1996 with officers of the Company follows:

         	December 31
	            1997        	$	223,000
	            1998         		223,000
	            1999		         223,000
	            2000		         207,000
	            2001         		175,000
	         Thereafter	       	87,500
                     			$	1,138,500

13.	Subsequent Events
In September 1996, the Company executed an agreement to sell 250,000 shares of restricted, unregistered, common stock to Docu-Form Express for $0.50 per share. In August 1997, 120,000 shares were issued pursuant to this agreement.

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

The Company granted to an officer, options to purchase 500,000 shares of restricted, unregistered, common stock in connection with the Stock Option Plan. The options relate to services performed during the period August 1997, to January 1998 (the vesting period), and may be exercised on an installment basis during the vesting period in accordance with the terms of the grant. The options were granted at the estimated market price of $0.31 per share on the date of the grant, February 14, 1997. The options expire February 2002.

In April 1997, the Company purchased 100% of the outstanding stock of Petrosun Exploration and Production, Inc. through the issuance of 600,000 shares of restricted, unregistered common stock. Summarized, unaudited financial information of Petrosun Exploration & Production, Inc. at March 31, 1997 follows: total assets $40,050, total liabilities $151,272, stockholders' deficit $111,222. Revenues and expenses for the period from inception
(April 4, 1996) through March 31, 1997 totaled $-0- and $276,813, respectively. Petrosun Exploration & Production, Inc. is also involved in various legal proceedings, the outcome of which could have a materially adverse effect on the financial position of the Company.

In April 1997, the Company executed a two-year employment agreement with a key employee for $60,000 per year. The Company granted to this key employee, options to purchase 2,400,000 shares of restricted, unregistered, common stock in connection with the Plan. The options were granted at $.50 per share.

In April 1997, the Company executed two notes payable totaling $57,500. The notes bear interest at 10% and mature in twelve months.

In April 1997, the Company entered a Joint Venture agreement with Temple Summit Financial Projects, Inc., for the purpose of operating a Limited Liability Company. The purpose of the LLC is to develop gold deposits known as the Moapa Project.

In April 1997, the Company executed an agreement with KLMN, Inc., whereby the Company will receive $2,000 per week for 12 months. At the end of the twelve months, the Company will issue 200,000 shares of unregistered, restricted common stock in addition to a $104,000 note payable bearing interest at 8%, maturing in one year. A total of $18,000 was paid by KLMN as of October 2, 1997, which has been recorded as a note payable.

In April 1997, 500,000 outstanding stock warrants were exercised.

In May 1997, the Company amended two employment agreements with officers of the Company. In addition to a combined annual salary of $235,000, the officers ere granted a combined 1.5% over-riding royalty interest on all oil and gas leaseholds.

In May 1997, the Company purchased for $12,000, an option to buy the outstanding stock of Grayhawk Oil and Gas, a company owned by a key employee and stockholder of Cronus Corporation.

In May 1997, the Company paid $5,000 towards the purchase of an oil and gas concession. The purchase was subsequently abandoned and the $5,000 was charged to expense.

In June 1997, the Company executed a consulting agreement with an individual who will received Company stock upon achieving fund raising goals or if the Company's stock reaches target prices.

In June 1997, the Company executed a two-year consulting agreement with a director of the Company whereby the director will perform various consulting services. As compensation for the services the director will receive 500,000 shares of common stock and an option to purchase an additional 500,000 shares. Upon achieving various goals, the director will receive cash of $4,000 per month, of which $1,000 will be applied toward the purchase of common stock.

In June 1997, the Company issued 400,000 shares of restricted, unregistered common stock for $.25 per share.

In 1997, the Company paid $217,500 for various oil and gas leases located in Louisiana.

In July 1997, the Company issued a $22,800 note payable to a stockholder.

In July 1997, Petrosun assigned a royalty interest in various oil and gas leases to an unrelated corporation for $30,000 cash and the issuance of 60,000 shares of unregistered, restricted, common stock of Cronus.

In July 1997, the Company issued a $15,000 note payable to Tucson
Acquisition & Development, Inc. Profit Sharing Plan.

During 1997, the Company issued notes payable to Thermon Ltd. S.A. totaling $41,425.

In August 1997, the Company sold 200,000 shares of restricted, unregistered common stock to A&B Investments at $.50 per share.

In September 1997, an officer exercised an option to purchase 550,000 shares of restricted, unregistered common stock. Payment for the exercise was the cancellation of $22,500 of notes payable.

In August 1997, the fifteen year statute of limitations expired on the liabilities not discharged in bankruptcy. Accordingly, the Company removed the liabilities from the balance sheet and recorded an extraordinary gain of $2,930,134.