Form 10QSB
period 1997-03-31
CRONUS CORP
filed 1997-11-03
CIK 317810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 1997

	Commission File No. 0-9297


	CRONUS CORPORATION
	a NEVADA corporation
	       36-3880744
					(I.R.S. Employer Identification Number)


7660 E. BROADWAY #210, TUCSON, ARIZONA  85710

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class			Outstanding as of October 1, 1997
$.001 PAR VALUE			14,383,106  SHARES
  COMMON STOCK

	DOCUMENTS INCORPORATED BY REFERENCE:

1.  Audited Financial Statements for the years ended December 31,
1996 and 1995, dated October 2, 1997.  10-KSB October 15, 1997.

	PART 1

ITEM 1.  Financial Statements

J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716

Cronus Corporation
Tucson, Arizona

I have compiled the accompanying balance sheet of Cronus
Corporation as of March 31, 1997 and the related Profit and Loss statement for the three months then ended, in accordance with standards established by the American Institute of Certified
Public Accountants.

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

/s/
J. Dennis Bartlett, P.C.
March 31, 1997



J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716


We hereby consent to the inclusion of our report dated March 31, 1997, in the quarter report of Cronus Corporation on Form 10-QSB for the period ended March 31, 1997.

/s/
J. Dennis Bartlett, P.C.
Tucson, Arizona
March 31, 1997


CRONUS CORPORATION
Balance Sheet
As of March 31, 1997

ASSETS
 Current Assets
  Checking/Savings
   Cash
   Bank of America			        	-2,046.69
   Checking-JR				             1,991.35
  Total Cash							                          -55.34

  Total Checking/Savings					                -55.34

  Other Current Assets
   Prepaid comp						                      2,000.00
   Receivable Subsidiary					              3,042.25
  Total Other Current Assets				           5,042.25

 Total Current Assets					                 4,986.91

 Fixed Assets
  Accumulated Depreciation	  	-1,094.00
  Computer Equipment			        3,071.00
  Office Equipment/Furniture		 5,021.50

 Total Fixed Assets						                  6,998.50

 Other Assets
  Investments
   Mining Claims			          137,531.80
 Total Investments					                  137,531.80

 Security deposits						                   1,802.33
 Total Other Assets					                 139,334.13

TOTAL ASSETS					                        151,319.54

LIABILITIES & EQUITY
 Liabilities
 Current Liabilities
    Accounts Payable		        10,062.06
  Total Accounts Payable				              10,062.06

  Other Current Liabilities
   Accrued expenses
    Accrued interest			        24,044.44
    Accrued Salaries			       249,495.76
   Total Accrued expenses				           273,540.20

   Liabilities not discharged in Bankruptcy	2,930,134.00

  Loan Payable
    Docu-Form Express		       60,000.00
  Total Loan Payable				                 60,000.00



  Payroll Liabilities
    Arizona Withholding			       288.40
    Federal Withholding			       472.00
    Fica					                    459.00
    Futa					                     80.00
    State Unemployment			        270.00

  Total Payroll Liabilities					           1,569.40

  Total Other Current Liabilities			   3,265,243.60

Total Current Liabilities				          3,275,305.66

Long Term Liabilities
  Loans payable
      Kalav Loan			          	-60,00.00
      Sherlock Loan - 1			     4,850.00
      Sherlock Loan - 2			     3,550.00
      Sherlock Loan - 3			     5,550.00
      Sherlock Loan - 4			     3,100.00
      Sherlock Loan - 5			     5,500.00

  Total Loans payable				                -37,500.00

 Total Long Term Liabilities			          -37,500.00

Total Liabilities					                 3,237,805.66

Equity
 Net Income						                        -70,390.56
  Stockholders' Equity(Deficit)
   Capital Stock			           14,568.00
   Paid in capital			        558,556.52
   Retained Earnings		    -3,585,856.08
  Total Stockholders' Equity			       -3,012,731.56

   Treasury Stock						                   -3,364.00

 Total Equity						                   -3,086,486.12

TOTAL LIABILITIES & EQUITY			            151,319.54

CRONUS CORPORATION
Profit and Loss
January through March 1997

Ordinary Income/Expense
 Expense
  Bank Service Charge					                    39.85
  Fees								                             1,359.52
  Marketing						                      	      90.00
  Office							                              208.00
  Payroll Expense
    Futa					                     80.00
    Salaries				              57,250.00
    Social Security Taxes		   	1,032.75
    State Unemployment		     	   270.00
  Total Payroll Expenses				             	58,632.75

  Postage							                              36.00
  Printing							                            233.87
  Printing and Reproduction				            2,077.15
  Professional Fees
    Accounting				             1,675.00
    Consultants				              100.00
    Legal Fees				             2,036.21
  Total Professional Fees			           		  3,811.21

  Rent-Bldg							                         1,957.11
  Supplies
     Office				   	              258.07

  Total Supplies						                       258.07

Telephone							                           1,118.86

  Travel & Entertainment
    Meals					                    21.32
    Travel					                  404.01
  Total Travel & Entertainment				           425.33

  Utilities
    Gas and Electric				         101.68
    Water					                    41.16
  Total Utilities						                      142.84

Total Expense					                        70,390.56

Net Ordinary Income				                  -70,390.56

Other Income/Expense					                      0.00
Total Other Income/Expense				                 0.00

Other Expense						                            0.00
 Total Other Expenses					                     0.00

Net Other Income						                         0.00

Net Income						                         -70,390.56

Please see Audited Financial Statements and Notes for the years ended December 31, 1996 and 1995, dated October 2, 1997, filed as an exhibit to the Company's 1996 10-KSB on October 15, 1997.

ITEM 2.  Management's Discussion and Analysis or Plan of
Operation.

Disclosure Regarding Forward-Looking Statements.
This report on Form 10-KSQ includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Management's Discussion and Analysis or Plan of Operations" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to have been correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to, the Company's ability to generate additional capital, risks inherent in oil and gas acquisitions, exploration, drilling, development and production, price volatility of oil and gas, competition, shortages of equipment, services and supplies, government regulation, environmental matters, financial condition of the other companies participating in the exploration, development and production of oil and gas programs and other matters. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

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

The following is a summary of the Company's plan to put its proven leases into production. Such plan involves two phases:

Phase I
Phase One consist of reactivating the 18 proven developed wells at Bayou Pierre. Four wells have been reactivated and the remaining 14 wells are expected to be reactivated by November 30, 1997. The total costs of reactivating the wells is estimated to be $20,000.

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
Estimated Costs	$147,200


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

TOTAL ESTIMATED COSTS $ 1,744,710

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

At that juncture a feasibility study will determine the fate of the project. The information generated will establish cost parameters relative to a full-scale production facility. These figures will dictate "an optimum mining/processing range" which will confirm the project capital structure, i.e., plant sizing pertaining to efficiency, expediency and thus a TPD projection. At that point in the venture, the L.L.C. would review the data as their contribution will be expected in the event a positive, progress conclusion is reached. This financial contribution to this point, on the part of Cronus will entitle the Company to a paid-in-full, 50% interest in the L.L.C. as TSFP will have contributed the first risk monies and thus would hold all until this point in the project. In other words, at that point in the project, the Company and TSFP would be 50-50 partners in the joint venture project.

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

PART II

ITEM 1.  Legal Proceedings.

Cronus, d.b.a. TR-3 Industries, Inc. was in Chapter 7 bankruptcy from 1982 through 1991. The Company had no operations and substantially no assets or liabilities through November 1995. During 1997, legal counsel informed management that liabilities previously believed to be discharged in bankruptcy had not been discharged. These liabilities relate to the operations of the Company prior to 1982. The Company has recorded a correction of an error in the accompanying financial statements and, accordingly has restated retained earnings (accumulated deficit) at December 31, 1993. The adjustment had no effect on net income, net income after taxes, or earnings per share for the years ended December 31, 1996, 1995 or 1994. Additionally, the Company is subject to a number of lawsuits and claims (some of which involve substantial amounts) arising out of the conduct of its business prior to 1982, which, although the Company does not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded, they may be significant to the results of operations. However, in August 15, 1997, fifteen years after the bankruptcy filing, it is the opinion of management that the statute of limitations has expired on these possible claims. Accordingly, the Company removed the liabilities from the balance sheet and recorded an extraordinary gain of $2,930,134 during 1997.

ITEM 2.  Changes in Securities.

	None

ITEM 3.  Defaults Upon Senior Securities.

	None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

	None

ITEM 5.  Other Information

	None

ITEM 6.  Exhibits and Reports on Form 8-K.

During the first quarter of 1997 ending on March 31, 1997, no form 8-K reports were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONUS CORPORATION
DATE: November 3, 1997	By:

__/s/_________________
Jonathan Roberts,
President and Director