Form 10QSB
period 1997-06-30
CRONUS CORP
filed 1997-11-03
CIK 317810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 1997

	Commission File No. 0-9297


	CRONUS CORPORATION
	a NEVADA corporation
	       36-3880744
					(I.R.S. Employer Identification Number)


7660 E. BROADWAY #210, TUCSON, ARIZONA  85710

Registrant's telephone number, including area code (520) 885-1220


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.[X] Yes [ ] No

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

Cronus Corporation
Tucson, Arizona

I have compiled the accompanying balance sheet of Cronus
Corporation as of June 30, 1997 and the related Profit and Loss statement for the three months then ended, in accordance with standards established by the American Institute of Certified
Public Accountants.

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

/s/
J. Dennis Bartlett, P.C.
June 30, 1997


J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716

We hereby consent to the inclusion of our report dated June 30, 1997, in the quarter report of Cronus Corporation on Form 10-QSB for the period ended June 30, 1997.

/s/
J. Dennis Bartlett, P.C.
Tucson, Arizona
June 30, 1997


CRONUS CORPORATION
Balance Sheet
As of June 30, 1997

ASSETS
 Current Assets
  Checking/Savings
   Cash
   Bank of America			         20,037.22
   Checking-JR			            	-1,228.51
  Total Cash						                        18,808.71

  Total Checking/Savings				              18,808.71

  Other Current Assets
   Prepaid comp						                      2,000.00
   Receivable Subsidiary				              83,835.61
  Total Other Current Assets			           85,835.61

 Total Current Assets				                104,644.32

 Fixed Assets
  Accumulated Depreciation	 	-1,094.00
  Computer Equipment			       3,071.00
  Office Equipment/Furniture	 5,342.45

 Total Fixed Assets						                  7,319.45

 Other Assets
  Investments
    Investment - Greyhawk	    12,000.00
   Mining Claims			          137,531.80
 Total Investments					                  149,531.80

 Security deposits						                   1,802.33
 Total Other Assets					                 151,334.13

TOTAL ASSETS					                        263,297.90

LIABILITIES & EQUITY
 Liabilities
 Current Liabilities
    Accounts Payable		                    18,226.73
  Total Accounts Payable				              18,226.73

  Other Current Liabilities
   Accrued expenses
    Accrued interest	         24,044.44
    Accrued Salaries	        293,245.76
   Total Accrued expenses				            317,290.20

   Liabilities not discharged in Bankruptcy 2,930,134.00

  Loan Payable
    Docu-Form Express		       60,000.00
    KLMN				                  16,000.00
      Total Loan Payable				              76,000.00

  Payroll Liabilities
    Arizona Withholding			       509.30
    Federal Withholding			     1,595.00
    Fica					                  1,839.00
    Futa					                     56.00
    State Unemployment			        189.00
     Total Payroll Liabilities					        4,185.30

  Total Other Current Liabilities			   3,327,609.50

Total Current Liabilities				          3,345,836.23

Long Term Liabilities
  Loans payable
     Kalav Loan		             -5,070.00
     Sherlock Loan - 1			      4,850.00
     Sherlock Loan - 2			      3,550.00
     Sherlock Loan - 3			      5,550.00
     Sherlock Loan - 4			      3,100.00
     Sherlock Loan - 5			      5,500.00

Total Loans payable				                   17,430.00

 Total Long Term Liabilities			           17,430.00

Total Liabilities					                 3,363,266.23

Equity
 Net Income				                		       -184,372.77
  Stockholders' Equity(Deficit)
   Capital Stock			           15,468.00
   Paid in capital			        658,156.52
   Retained Earnings		    -3,585,856.08
  Total Stockholders' Equity	   		    -2,912,231.56

   Treasury Stock					                   	-3,364.00

 Total Equity						                   -3,099,968.33

TOTAL LIABILITIES & EQUITY			            263,297.90

CRONUS CORPORATION
Profit and Loss
                     April through June 1997	      Jan. through June 1997

Ordinary Income/Expense
 Expense
  Automobile Expense			                50.22		            	50.22
  Bank Service Charge		                71.70		           	111.55
  Commission				                    5,000.00		         	5,000.00
  Fees					                       	 1,475.00		         	2,445.96
  Interest Expense
   Loan Interest		           	 2,500.00			         2,500.00
  Total Interest Expense			         2,500.00 			        2,500.00

  Internet Access		                    59.85			            59.85
  Marketing					                      492.12			           582.12
  Office					                         325.21			           533.21
  Payroll Expense
    Futa				                      56.00			           136.00
    Salaries		                65,250.00		        122,500.00
    Social Security Taxes	    	1,639.75		        	 2,672.50
    State Unemployment	     	    189.00			           459.00
  Total Payroll Expenses	         	67,134.75 	        125,767.50

  Postage					                        309.74			           345.74
  Postage and Delivery		              270.14			           270.14
  Printing				                         50.00 			          283.87
  Printing and Reproduction	            0.00			         2,077.15
  Professional Fees
    Accounting		              18,447.50		         20,122.50
    Consultants			             3,000.00		        	 3,100.00
    Legal Fees			              4,292.70	        		 6,328.91
  Total Professional Fees         	25,740.20		         29,551.41

  Rent-Bldg				                     1,956.87			         3,913.98
  Supplies
     Office			 	                 869.36			         1,127.43

  Total Supplies			                   869.36			         1,127.43

  Taxes - State Income	                50.00			            50.00

  Telephone					                    1,490.58			         2,609.44

  Travel & Entertainment
    Meals				                    374.99			           396.31
    Travel				                   902.50			         1,306.51
  Total Travel & Entertainment	     1,277.49			         1,702.82

  Utilities
    Gas and Electric		           173.65			           275.33
    Water				                     73.89			           115.05
  Total Utilities			                  247.54 			          390.38

 Total Expense			                 108,982.21	         179,372.77

Net Ordinary Income		            -108,982.21 	       -179,372.77

Other Income/Expense
Abandoned Oil & Gas Option	    5,000.00			         5,000.00
Total Other Expenses			             5,000.00			         5,000.00

Net Other Income			               	-5,000.00	        		-5,000.00

Net Income				                   -113,982.21	        -184,372.77

Please see Audited Financial Statements and Notes for the years ended December 31, 1996 and 1995, dated October 2, 1997, filed as an exhibit to the Company's 1996 10-KSB on October 15, 1997.

ITEM 2.  Management's Discussion and Analysis or Plan of
Operation.

Disclosure Regarding Forward-Looking Statements.
This report on Form 10-KSQ includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
All statements other than statements of historical facts included in this report, including, without limitation, statements under "Management's Discussion and Analysis or Plan of Operations" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to have been correct.
Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, chievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to, the Company's ability to generate additional capital, risks inherent in oil and gas acquisitions, exploration, drilling, development and production, price volatility of oil and gas, competition, shortages of equipment, services and supplies, government regulation, environmental matters, financial condition of the other companies participating in the exploration, development and production of oil and gas programs and other matters. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

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

	None

ITEM 5.  Other Information

	None

ITEM 6.  Exhibits and Reports on Form 8-K.

During the second quarter of 1997 ending on June 30, 1997, one form 8-K report was filed on June 16, 1997. That 8-K report contained the following Items:

Item 2.  Acquisition or Disposal of Assets.
Item 7.  Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONUS CORPORATION
DATE: November 3, 1997	By:

__/s/_________________
Jonathan Roberts,
President and Director