Form 10QSB
period 1997-09-30
CRONUS CORP
filed 1997-11-03
CIK 317810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 1997

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

Cronus Corporation
Tucson, Arizona

I have compiled the accompanying balance sheet of Cronus
Corporation as of September 30, 1997 and the related Profit and Loss statement for the three months then ended, in accordance with standards established by the American Institute of Certified
Public Accountants.

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

/s/
J. Dennis Bartlett, P.C.
September 30, 1997


J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716

We hereby consent to the inclusion of our report dated September
30, 1997, in the quarter report of Cronus Corporation on Form 10-
QSB for the period ended September 30, 1997.


/s/
J. Dennis Bartlett, P.C.
Tucson, Arizona
September 30, 1997


CRONUS CORPORATION
Balance Sheet
As of September 30, 1997

ASSETS
 Current Assets
  Checking/Savings
   Cash
   Bank of America				           344.28
   Checking-JR				             1,251.75
  Total Cash							                        1,596.03

  Total Checking/Savings					              1,596.03

  Other Current Assets
   Prepaid comp						                      2,000.00
   Receivable Subsidiary		               274,318.95
  Total Other Current Assets             276,318.95

 Total Current Assets				                277,914.98

 Fixed Assets
  Accumulated Depreciation	  	-1,094.00
  Computer Equipment			        3,071.00
  Office Equipment/Furniture		 5,342.45

 Total Fixed Assets						                  7,319.45

 Other Assets
  Investments
    Investment - Greyhawk	    12,000.00
   Mining Claims			          137,531.80
 Total Investments					                  149,531.80

 Security deposits						                   1,802.33
 Total Other Assets					                 151,334.13

TOTAL ASSETS					                        436,568.56

LIABILITIES & EQUITY
 Liabilities
 Current Liabilities
    Accounts Payable		         7,690.04
  Total Accounts Payable				               7,690.04

  Other Current Liabilities
   Accrued expenses
    Accrued interest			       24,044.44
    Accrued Salaries			      336,995.76
   Total Accrued expenses				            361,040.20

   Liabilities not discharged in Bankruptcy 2,930,134.00

  Loan Payable
    J. Roberts				            10,000.00
    KLMN				                  16,000.00
    Thurmon, Ltd			           45,925.00
    Tucson Acq. & Dev.		      15,000.00
  Total Loan Payable				                 86,925.00

  Payroll Liabilities
    Arizona Withholding			       602.28
    Federal Withholding			     1,042.00
    Fica					                  1,224.00
     Total Payroll Liabilities					       2,868.40

  Total Other Current Liabilities	      450,833.48

Total Current Liabilities				           458,523.52

Long Term Liabilities
  Loans payable
      Kalav Loan			           18,730.00
       Total Loans payable				            18,730.00

 Total Long Term Liabilities			           18,730.00

Total Liabilities					                   477,253.52

Equity
 Net Income						                      2,662,410.60
  Stockholders' Equity(Deficit)
   Capital Stock			           16,888.00
   Paid in capital			        869,236.52
   Retained Earnings		    -3,585,856.08
  Total Stockholders' Equity			       -2,699,731.56

   Treasury Stock					                   	-3,364.00

 Total Equity						                      -40,684.96

TOTAL LIABILITIES & EQUITY			            436,568.56

CRONUS CORPORATION
Profit and Loss
                 July through September 1997      	Jan. through Sept. 1997

Ordinary Income/Expense
 Expense
  Automobile Expense			                30.06			            80.28
  Bank Service Charge			               64.75			           176.30
  Commission				                        0.00			         5,000.00
  Dues and Subscriptions			           100.00 		          	100.00
  Fees						                        1,475.00			         3,920.96
  Interest Expense
    Loan Interest			               0.00			         2,500.00
  Total Interest Expense	               0.00			         2,500.00

  Internet Access				                  59.85			           119.70
  Marketing					                      360.00              942.12
  Office					                         812.51			         1,345.72
  Payroll Expense
    Futa				                       0.00			           136.00
    Salaries			               67,750.00 		       190,250.00
    Social Security Taxes	    	1,836.00			         4,508.50
    State Unemployment	            0.00 			          459.00
  Total Payroll Expenses			        69,586.00	         195,353.50

  Postage					                        196.04			           541.78
  Postage and Delivery			             110.82			           380.96
  Printing					                         0.00			           283.87
  Printing and Reproduction		           0.00			         2,077.15
  Professional Fees
    Accounting			              6,410.00		         26,532.50
    Consultants			                 0.00			         3,100.00
    Legal Fees			                122.50			         6,451.41
  Total Professional Fees	          6,532.50		         36,083.91

  Rent-Bldg				                  	  1,919.31		        	 5,833.29
  Supplies
     Office			   	               161.28			         1,288.71

  Total Supplies				                  161.28			         1,288.71

  Taxes - State Income			               0.00			            50.00
  Telephone					                    1,133.35 			        3,742.79

  Travel & Entertainment
    Meals				                    236.98			           633.29
    Travel				                     0.00		          1,306.51
  Total Travel & Entertainment		      236.98			         1,939.80

  Utilities
    Gas and Electric			          528.91			           804.24
    Water				                     43.27			           158.32
  Total Utilities				                 572.18			           962.56

 Total Expense			                  83,350.63		        262,723.40

Net Ordinary Income		             -83,350.63		       -262,723.40

Other Income/Expense
  Extraordinary Gain		          2,930,134.00 		     2,930,134.00
 Total Other Income			          2,930,134.00		      2,930,134.00

Other Expense
  Abandoned Oil & Gas			           0.00 		         5,000.00
 Total Other Expenses			                0.00			         5,000.00

Net Other Income			             2,930,134.00		      2,925,134.00

Net Income			             	     2,846,783.37	 	     2,662,410.60

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

During the third quarter of 1997 ending on September 30, 1997, no form 8-K reports were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONUS CORPORATION
DATE: November 3, 1997	By:

__/s/_________________
Jonathan Roberts,
President and Director