Form 10KSB/A
period 1996-12-31
CRONUS CORP
filed 1998-01-20
CIK 317810

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE COMPANY'S 1996 AUDITED FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERRENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                          25,377
[SECURITIES]                                         0
[RECEIVABLES]                                    2,000
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               143,711
[PP&E]                                           5,471
[DEPRECIATION]                                   1,094
[TOTAL-ASSETS]                                 171,088
[CURRENT-LIABILITIES]                        3,591,911
[BONDS]                                              0
[COMMON]                                        13,682
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   171,088
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                  460,259
[OTHER-EXPENSES]                                71,580
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (531,839)
[EPS-PRIMARY]                                     (.06)
[EPS-DILUTED]                                     (.06)