Form 10QSB/A
period 1997-06-30
CRONUS CORP
filed 1998-01-20
CIK 317810

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE COMPANY'S UNAUDITED QUARTERLY FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               JUN-30-1997
[CASH]                                          18,808
[SECURITIES]                                         0
[RECEIVABLES]                                   83,835
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               104,644
[PP&E]                                         156,850
[DEPRECIATION]                                   1,094
[TOTAL-ASSETS]                                 263,297
[CURRENT-LIABILITIES]                        3,345,836
[BONDS]                                              0
[COMMON]                                        15,468
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   263,297
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                  108,982
[OTHER-EXPENSES]                                 5,000
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (113,982)
[EPS-PRIMARY]                                   (.007)
[EPS-DILUTED]                                   (.005)