Form 10QSB
period 1998-03-31
CRONUS CORP
filed 1998-06-16
CIK 317810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 1997

    Commission File No. 0-9297


    CRONUS CORPORATION
   a NEVADA corporation
          36-388074
(I.R.S. Employer Identification Number)


7660 E. BROADWAY #210, TUCSON, ARIZONA  85710

Registrant's telephone number, including area code (520)
885-1220


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class               Outstanding as of June 1, 1998
$.001 PAR VALUE          21,414,816  SHARES
  COMMON STOCK

    DOCUMENTS INCORPORATED BY REFERENCE:

1.  Audited Financial Statements for the years ended
December 31, 1997 and 1996, dated June 10, 1998.  1997 10-
KSB filed June 15, 1998.

     PART 1

ITEM 1.  Financial Statements

J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716

Cronus Corporation
Tucson, Arizona

I have compiled the accompanying balance sheet of Cronus Corporation (a Nevada corporation) as of March 31, 1998, and the related consolidated statement of income for the three months then ended in accordance with standards established by the American Institute of Certified Public Accountants.

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

/s/
J. Dennis Bartlett, P.C.
March 31, 1998


J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716


We hereby consent to the inclusion of our report dated March
31, 1998, in the quarter report of Cronus Corporation on Form 10-QSB for the period ended March 31, 1998.


/s/
J. Dennis Bartlett, P.C.
Tucson, Arizona
March 31, 1998

CRONUS CORPORATION
Balance Sheet
As of March 31, 1998

ASSETS
Current Assets
  Accounts receivable               $  1,926
  Prepaid expenses	                 156,250

 Total Current Assets                        $  158,176

 Fixed Assets
  Computer equipment                   3,071
  Office equipment/furniture           5,342
  Less:  accumulated depreciation     (3,062)
  Acquisition costs                       17
  Operation costs                        600
  Other property & prospects             750
  ATP 594                            600,000
  ATP 636                             35,000
  Bayou Pierre                       222,929
  Cholla Tank	                       21,122
  El Tule                              9,778
  Goat Ranch Draw                      4,020
  Grayhawk Option                      7,997
  Little Colorado                      9,541
  Manuel Seep                         26,902
  Meteor Crater                        2,728
  Oso Draw                            30,961
  Red Dog                             37,458
  Wittman                              1,280

Total Fixed Assets                            1,016,434

 Other Assets
  Deposits                             1,802
  Investments	                    1,180,890
Total Other Assets                            1,182,692

TOTAL ASSETS                                  2,357,302

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                 $ 186,230
  Note payable bank	                      30
  Loans payable                      781,477
  Accrued expenses	                 437,373
  Payroll taxes payable                3,603


TOTAL LIABILITIES, ALL CURRENT                1,408,713

STOCKHOLDERS' EQUITY
  Capital Stock                      670,284
  Additional paid in capital       1,967,417
  Treasury stock                        (250)
  Retained Earnings	              (1,545,149)
  Net income year to date           (143,713)

  TOTAL STOCKHOLDERS' EQUITY                    948,589

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      2,357,302

CRONUS CORPORATION
Profit and Loss
January through March 1998

INCOME
  Bayou Pierre - Gas             $ 6,621

OPERATING EXPENSES
  Automobile expense                 131
  Bank charges                       158
  Bonus                            7,400
  Contributions                      200
  Dues & subscriptions               813
  Equipment rental                   355
  Fees                             1,380
  Licenses & permits                  55
  Maintenance expense              1,874
  Office                           1,609
  Operating expense               34,274
  Payroll                         68,500
  Payroll taxes                    2,383
  Postage & delivery	          1,169
  Professional fees               11,967
  Proxy                               85
  Rent                             2,574
  Royalties                        6,321
  Supplies                         2,078
  Telephone                        1,615
  Travel & entertainment           4,413
  Utilities                          205
  Web site hosting fee               775

Total Expense                               150,334
Net Income                                 (143,713)

Please see Audited Financial Statements and Notes for the years ended December 31, 1998 and 1997, dated June 10, 1998, filed as an exhibit to the Company's 1997 10-KSB on June 15, 1998.

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

As described more fully below, management expects to receive significant income from PetroSun oil and gas leases in Louisiana during 1998. During this quarter, the Company acquired Strategic Consulting & Administration, Inc. ("SCI") and Triple J Resources, Pty., Ltd. ("Triple J"). SCI is the designated recipient of an Authority To Prospect (ATP 636P) in Queensland, Australia, while Triple J holds ATP 594P, also in Queensland.

The Company is currently in the process of acquiring Rancho
El Laurel, S.A., a Costa Rican company whose primary asset is ownership of 5,000 acres of hardwood forest in Costa
Rica. The Company anticipates closing this acquisition by the end of August, 1998.

As can be seen in the financial statements, the Company has incurred losses from operations and has deficits in working capital. The Company earned minimal income from its first quarter operations do to the ongoing rehab of the Shut-in wells in Louisiana, however, it expects to receive significant income in the next quarter from those oil and gas leases. The company has five drilling projects funded for the next two quarters and expects to raise additional funding as needed. The drilling projects are further explained below. There can be no assurance that a cash flow will be generated or that funding will be raised. The Company currently has no commitments for any type of funding, and there is no assurance that the Company will be able to obtain any such financing or that such financing, if obtainable, will be on terms necessary to enable the Company to operate profitably.

Future Business Strategy and Operations.

The Company's ongoing business strategy is to create and expand its reserve base and cash flow primarily through the following:
1. Raising significant capital to conduct assessments of the economical feasibility of extracting minerals from its properties, and to take advantage of leading edge technologies such as pulse plasma secondary recovery and 3-D seismic exploration projects.

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

The steps the Company intends to take to assess the feasibility of its current projects are described below. There can be no assurance that the Company will be able to place such oil and gas assets into production or to conclude such feasibility assessments, or that if it is able to do so, that it will be able to engage in oil and gas and/or mining operations profitably.

OIL AND GAS PLAN OF OPERATIONS

The Company's primary objective will be to place the oil and gas assets of its subsidiary into production. PetroSun controls oil and gas leases on approximately 2,200 acres of land in Louisiana referred to as Bayou Pierre Project. The leases contain 17 proven developed oil and gas wells. These wells have been shut-in since the late 1980's due to the then low price of oil, so it will be necessary to change the pumps on the pumping wells and conduct related maintenance work that is normal for this type operation. Currently, 5 of the wells have been rehabilitated and placed into production. The Company estimates that the cost to complete the rehabilitation of the wells to be $60,000. The leases also contain an additional 105 proven undeveloped locations which the Company plans to drill if economically feasible.

Drilling Projects

Louisiana:
PetroSun has joint ventured with Vector Horizontal Inc. and Tiger Exploration & Production Inc. to drill a horizontal Nacatoch gas well (William Prince #20) on the Bayou Pierre lease. The drilling is anticipated to begin in July 1998. The drilling cost have been funded for this project. Also, PetroSun has Joint Ventured with Tedan and Tiger Exploration & Production Incorporated to drill a Paluxy / Glen Rose test well (William Prince #21) on the Bayou Pierre Lease. The drilling is anticipated to begin in August 1998. The drilling cost have been funded for this project.

New Mexico:
On October 22, 1997, PetroSun the acquired the Red Dog Prospect located in McKinley County, New Mexico, covering 1,921.18 acres. The Red Dog Prospect is situated on a northeast - southwest trending anticlinal fold on the Chaco Slope of the San Juan Basin. Seismic data indicates a feature in the Entrada formation that has been interpreted as a reflection from an oil-water contact. In a homogenous sandstone such as the Entrada a 30 foot oil column is needed before an oil-water contact can be detected. Analysis of satellite imagery confirmed that there is micro-seepage to the surface. The hydrocarbon reflectance covers approximately 1420 acres. The Entrada has excellent reservoir quality, with an average porosity of 23.6% and an average permeability of 315 millidarcies. On 40 acre spacing, recoverable reserves are estimated to be 456,800 barrels of oil for a well with 30 feet of pay and a water drive recovery of 35%. The secondary objectives of the Red Dog Prospect include the Dakota at 3,300 feet and the Mancos at 2,900 feet. PetroSun anticipates drilling the initial test well in the Entrada by the end of July, 1998. PetroSun has joint ventured with industry partners to raise the funds for this prospect.

PetroSun acquired the Cholla Tank Prospect located in McKinley County, New Mexico on November 22, 1997. The
Cholla Prospect is situated on a northeast - southwest trending anticlinal fold on the Chaco Slope of the San Juan
Basin.

Seismic data indicates a feature in the Entrada formation that has been interpreted as a reflection from an oil-water contact. In a homogenous sandstone such as the Entrada a 30 foot oil column is needed before an oil-water contact can be detected. Analysis of satellite imagery confirmed that there is microseepage to the surface. The Entrada has excellent reservoir quality, with an average porosity of 23.6% and an average permeability of 315 millidarcies. On 40 acre spacing, recoverable reserves are estimated to be 456,800 barrels of oil for a well with 30 feet of pay and a water drive recovery of 35%. The secondary objectives of the Cholla Prospect include the Dakota at 3,300 feet and the Mancos at 2,900 feet. PetroSun is currently in the process of surveying and permitting the initial test well and anticipates drilling to commence by the end of August, 1998 with funding from industry partners. The Cholla Tank Prospect is a direct offset to PetroSun's Red Dog Prospect.

Australia:
Triple JJJ Resources Pty., Ltd.
On February 14, 1998, the Company entered into a letter agreement to acquire all the outstanding shares of Triple
"J" Resources Pty., LTD. ("JJJ").  JJJ is the holder of ATP
594P, a 375,000 acre oil and gas concession located in Queensland, Australia within the oil and gas producing region of the Eromanga basin. JJJ has a farmout agreement with Icon Oil, NL by which Icon agreed to drill the first test well on ATP 594P, and to thereafter provide 50% of the costs of any additional wells in return for half of the Company's interest in ATP 594P.

On April 16, 1998, Cronus announced the completion of drilling on the first well on ATP 594P, the Taylor Franks No. 1 well in the Eromanga Basin of east-central Australia. The well reached a total depth of 2,643 meters with gas shows from 2,520 to 2,643 meters. Two drill stem tests were performed in the Toolachee and Patchawarra formations in the Permian section. The tests indicated gas flow rates of approximately 30,000 cubic feet per day with no water.

The results of this first well indicate good structure and the presence of gas in this province. The flow results and penetration rate confirmed a tight reservoir and lack of sufficient porosity at this location, thus the well was plugged. While proving that there is gas on this concession, the next step is to drill a confirmation well in the same zone that has greater porosity and provides commercially viable flow rates to capitalize on this find. Cronus and Icon Oil NL have determining a second location for the next well and anticipates the well to be spudded in September 1998 on the concession. The cost to the Company to drill the next well is approximately $300,000.

Strategic Consulting and Administration, Inc.
On October 17, 1997, the Company entered into an agreement to acquire all the outstanding shares of Strategic Consulting and Administration, Inc. ("SCI"). SCI is the designated company to receive ATP 636P, a 640,000 acre oil and gas concession located in Queensland, Australia within the oil and gas producing region of the Eromanga basin. SCI cannot receive the Authority To Prospect until the issues surrounding the Native Title Claims Act have been resolved by the parliament of Queensland, Australia.

With the establishment of commercial production on any prospect, further development wells will be drilled during the balance of 1998.

Although the Company is currently pursuing prospects within the project areas described above, and has budgeted to drill the number of wells set forth, there can be no assurance that these prospects will be drilled at all or within the expected time frame. In particular, budgeted wells that are based upon statistical results of drilling activities in other project areas are subject to greater uncertainties than wells for which drillsites have been identified. The final determination with respect to the drilling of any identified drillsites or budgeted wells will be dependent on a number of factors, including (i) the results of exploration efforts and the acquisition, review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and the other participants for the drilling of The prospects, (iii) the approval of the prospects by other participants after additional data has been compiled, (iv) the economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (v) the financial resources and results of the Company and (vi) the availability of leases on reasonable terms and permitting for the prospect. There can be no assurance that these projects can be successfully developed or that the identified drillsites or budgeted wells discussed will, if drilled, encounter reservoirs of commercially productive oil or natural gas.

The success of the Company will be materially dependent upon the success of its exploratory drilling program.
Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although the Company believes that its use of available data and other advanced technologies should increase the probability of success of its exploratory wells and should reduce average finding costs, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, seismic data and other advanced technologies only assist geoscientists in identifying subsurface structures and do not enable the interpreter to know whether hydrocarbons are in fact present in such structures. In addition, the use of seismic data and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies and the Company could incur losses as a result of such expenditures. The Company's future drilling activities may not be successful, and if unsuccessful, such failure will have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company's overall drilling success rate or its drilling success rate for activity within a particular project area will not decline. The Company may choose not to acquire option and lease rights prior to acquiring seismic data and, in many cases, the Company may identify a prospect or drilling location before seeking option or lease rights in the prospect or location.
Although the Company has identified or budgeted for numerous drilling prospects, there can be no assurance that such prospects will ever be drilled (or drilled within the scheduled or budgeted time frame) or that oil or natural gas will be produced from any such prospects or any other prospects. In addition, prospects may initially be identified through a number of methods, some of which do not include interpretation of seismic data. Wells that are currently included in the Company's capital budget may be based upon statistical results of drilling activities in other project areas that the Company believes are geologically similar, rather than on analysis of seismic or other data. Actual drilling and results are likely to vary from such statistical results and such variance may be material. Similarly, the Company's drilling schedule may vary from its capital budget because of future uncertainties, including those described elsewhere.

MINING

The Company intends to asses the feasibility of potential future mining projects, involving the Gila Gold Placer mining claims.

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

The Company also plans to conduct a bulk sampling, intended to ascertain the following: value recoverable per cubic yard, concentrating ratio, concentrating technique, and general ground conditions and boulder contact, nature of interbeds, slope stability, reject swell and nature of backfill material. The Company estimates the costs of the assessment to that point to be $75,000. The accumulation of data from this sampling project will provide the baseline to confirm ore reserves and feasibility of the mining project. Due to the current prices of gold, this project has been placed on hold until such time as gold prices warrant continuation of this project.

Moapa Project
The Company entered into a joint venture project with Temple Summit Financial Projects, Inc. ("TSFP") whereby TSFP will contribute approximately 1,200 acres of mining claims in Moapa County, Nevada (the "TSFP Moapa Claims"). The Company engaged with TSFP in a multi-phase project to test the TSFP Moapa Claims area. The Company is in the process of reviewing and confirming the results of testing the analytical procedure and determination of the economic viability of the project.

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

PART II

ITEM 1.  Legal Proceedings.

From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the financial position of the Company.

ITEM 2.  Changes in Securities.

     None

ITEM 3.  Defaults Upon Senior Securities.

     None

ITEM 4.  Submission of Matters to a Vote of Security
Holders.

The following items were submitted to shareholder vote pursuant to the Company's proxy statement dated January 9, 1998, and voted on at the shareholders meeting held on February 5, 1998.

1. Elect as directors the following seven individuals nominated by the Board of Directors to serve until the next annual meeting of shareholders and until their respective successors shall have been duly elected and qualified or until they shall earlier resign or be removed from office.
To Withhold Authority for any individual nominee, strike a line through the name below:

Mr. Jonathan Roberts.
FOR                    AGAINST                ABSTAIN
9,266,247             100,000                  53,796

Mr. Kevin M. Sherlock.
FOR                    AGAINST                ABSTAIN
9,266,142             100,000                  53,796

Mr. George Hennessey.
FOR                    AGAINST                ABSTAIN
9,266,142             100,000                  53,796

Mr. Gordon M. LeBlanc, Jr.
FOR                    AGAINST                ABSTAIN
9,266,142             100,000                  53,796

Mr. J. Dennis Bartlett.
FOR                    AGAINST                ABSTAIN
9,266,142             100,000                  53,796

Mr. Jim Karten.
FOR                    AGAINST                ABSTAIN
9,266,142             100,000                  53,796

Mr. Thomas J. Nieman.
FOR                    AGAINST                ABSTAIN
9,266,142             100,000                  53,796

The above nominees were elected directors. Mr. James Elder received 532,000 votes and, therefore, was not elected as a director.

2.  Adopt the Stock Option Plan set forth in form and
substance as Exhibit A to the Proxy Statement for the annual meeting:
FOR                    AGAINST                ABSTAIN
9,069,147              82,551                 16,246

The Stock Option Plan was therefore adopted.

3.  Ratify the selection of Addison Roberts & Ludwig, P.C.
as the independent Certified Public Accountants of the
Company for the fiscal year 1997:
FOR                    AGAINST                ABSTAIN
9,293,143               94,000                15,746

The Ratification of Addison Roberts & Ludwig, P.C. as independent Certified Public Accountants for the Company passed.

4.  Grant Mr. Roberts the Authority to act in his discretion with respect to such other and further business as may
properly come before the meeting:
FOR                    AGAINST                ABSTAIN
553,692                 115,101               16,996


The following shareholder proposals were submitted to shareholder vote at the shareholders meeting held on February 5, 1998.

"In order to clarify the exact composition of the board of directors, and in order to be able to attract and retain the highest qualified executives and board of director members, the following proposals are made to amend the articles of incorporation of Cronus."

1.  ARTICLE FIVE.  [Directors].  The affairs of the
corporation shall be governed by a Board of Directors of
three (3) or more persons.  All decisions of the Board must
have majority consent of the Directors.
FOR                    AGAINST                ABSTAIN
9,270,692                0                       0


2. ARTICLE TWELVE. [Indemnification]. The Corporation shall indemnify any person who incurs expenses or liabilities by reason of the fact that he or she is or was an officer, director or employee of the Corporation or is or was serving at the request of the Corporation as a director, officer or employee of another corporation, partnership, joint venture, trust or other enterprise. This indemnification shall be mandatory in all circumstances in which indemnification is permitted by law.

FOR                    AGAINST                ABSTAIN
9,270,692               0                   0

3. ARTICLE THIRTEEN. [Limitation of Liability]. To the fullest extent permitted by Law, as it exists or may hereinafter be amended, a director of the Corporation shall not be liable to the Corporation or its stockholders for monetary damages for any action taken or any failure to take any action as a director. No repeal, amendment or modification of this article, whether direct or indirect, shall eliminate or reduce its effect with respect to any act or omission of a director of the Corporation occurring prior to such repeal, amendment or modification.

FOR                    AGAINST                ABSTAIN
9,270,692                0                       0

"Proposal to ratify the articles of incorporation of Cronus
Corporation as so amended."

FOR                    AGAINST                ABSTAIN
9,270,692                   0                             0

The above shareholder resolutions all passed.

ITEM 5.  Other Information

     None

ITEM 6.  Exhibits and Reports on Form 8-K.

During the first quarter of 1998 ending on March 31, 1997, no form 8-K reports were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONUS CORPORATION
DATE: June 15, 1998	By:

__/s/_________________
Jonathan Roberts,
President and Director