Form 10KSB
period 1997-12-31
CRONUS CORP
filed 1998-06-22
CIK 317810

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ending December 31, 1997

Commission File No. 0000-9297

CRONUS CORPORATION
A Nevada corporation      36-3890744
(I.R.S. Employer Identification Number)

7660 E. BROADWAY BLVD., TUCSON, ARIZONA  85710

Registrant's telephone number, including area code:  (520)
885-1220

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of Class:  Common

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year is:
$12,193

As of December 31,1997 the aggregate market value of voting stock held by non-affiliates of the registrant was $ 5,487,555 based on $0.55 per share.

     Class             Outstanding as of December 31, 1997
$.001 Par Value Common Stock          15,277,316 SHARES

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

The unsatisfied liabilities of TR-3 Industries, Inc. and TR-3 Chemical Corporation may have been assumed by the Company, as successor to TR-3 Industries, Inc. Current management of the Company only has limited information regarding the amount and nature of unsatisfied liabilities of TR-3 Industries Inc. and TR-3 Chemical Corporation. However, management of the Company notes that the liabilities of TR-3 Industries, Inc. and TR-3 Chemical Corporation, as scheduled in their Chapter 11 reorganization petition, amounted to approximately $4,500,000 of secured and unsecured debt, held by 248 holders, and various unquantified contingent iabilities, including ten pending lawsuits, and that, as set forth in the final accounting of the Chapter 7 case, the assets of TR-3 Industries, Inc. and TR-3 Chemical Corporation were applied to satisfy approximately $30,000 of such debt. Management believes that most, if not all, of the bankruptcy debts of TR-3 Industries, Inc. and TR-3 Chemical Corporation are now barred by the applicable statutes of limitations. The corporate charter and existence of TR-3 Chemical Corporation was suspended under California law on July 2, 1984.

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

On April 28, 1997, PetroSun has executed an Employment
Contract with the President of PetroSun, Gordon M. LeBlanc,
Jr. for a period of 2 years. Additionally, Mr. LeBlanc was granted an employee Incentive Stock Option. The grant provides the option for Mr. LeBlanc, Jr. to acquire up to 2,400,000 shares of the Company's stock at a price of $
0.50.

Also on April 3, 1997, the Company and Temple Summit Financial Projects Inc. ("TSFP") entered into a Joint Venture Agreement to conduct testing regarding the viability of extracting gold from an area of mining claims held by Temple Summit. Temple Summit holds an existing 80 acre block of proven gold reserves in the Moapa District, Nevada. The assets of the new Moapa Project are approximately two square miles of claims adjacent to TSFP's proven reserve block. Cronus and Temple Summit will test the area and samples from the Moapa Project will be assayed. If the assays reflect economical viable gold, the Joint Venture will proceed with the project.

The Company entered the secondary oil recovery business through its acquisition of 50% of Tiger Energy Corporation on July 24, 1997. Cronus issued 800,000 shares of its restricted common stock to the shareholders of Tiger
Energy Corporation in return for 50% of the outstanding shares of Tiger Energy Corporation. Tiger Energy is licensed as the exclusive domestic service operation for Tiger Enhanced Oil Recovery ("EOR") Tool by Tiger Tool Inc.
Tiger Tool Inc. holds the U.S. patent, service and manufacturing rights for the electro-hydraulic crude oil recovery technology using a pulsed plasma tool. Target properties consist of shut-in, plugged, or marginal oil fields with proven reserves that require secondary recovery operations to produce commercial quantities of crude oil.

On October 17, 1997, the Company entered into an agreement to acquire all the outstanding shares of Strategic Consulting and Administration, Inc. ("SCI"). SCI is the designated company to receive ATP 636P, a 640,000 acre oil and gas concession located in Queensland, Australia within the oil and gas producing region of the Eromanga basin. Cronus has issued 500,000 shares of the restricted common stock of the Company and will pay $475,000 to shareholders of SCI. Additionally, Cronus will issue up to an additional 1,500,000 shares of the Company's restricted common stock and pay up to an additional $500,000 to the former shareholders of SCI upon the reaching of certain goals and conditions.

On February 14, 1998, the Company entered into a letter agreement to acquire all the outstanding shares of Triple
"J" Resources Pty., LTD. ("JJJ").  JJJ is the holder of ATP
594P, a 375,000 acre oil and gas concession located in Queensland, Australia within the oil and gas producing region of the Eromanga basin. Cronus has issued 1,500,000 shares of the restricted common stock of the Company and paid $100,000 to shareholders of JJJ. Additionally, the Company will issue up to an additional 1,500,000 shares of the Company's restricted common stock to the former shareholders of JJJ upon the reaching of certain goals and conditions. JJJ has a farmout agreement with Icon Oil, NL by which Icon agreed to drill the first test well on ATP
594P, and to thereafter provide 50% of the costs of any additional wells in return for half of the Company's interest in ATP 594P.

Business of Issuer.

Original Business.
The Company originally was engaged in the manufacture and sale of TR-3 Resin Glaze, a cleanser and polish for automobiles. In 1988, the Company divested itself of assets related to such business in connection with its bankruptcy.
See "History of Company" above.

Other Prior Business.
The Company did not engage in any further business until November 13, 1995, when it recommenced business in the sports promotion and entertainment area through the acquisition of the stock of the Amateur Golfers Association of America, Inc. ("AGAA"), Perimeter bicycling Association of America, Inc. ("PBAA") and TGI Inc. ("TGII"). See "History of Company" above. During the fiscal year ended December 31, 1995, the Company attempted to develop various sports promotion and entertainment businesses through these three wholly owned subsidiaries. However, the Company did not derive any revenues from any of these subsidiaries. Both AGAA and TGII were sold on February 27, 1996. The assets of PBAA were sold on July 19, 1996.

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

Subsequent Business Developments.

In 1997, the Company has taken steps to become strongly involved in the oil and gas industry. The Company affirmatively entered the natural resources market in 1997 with the acquisition of PetroSun Exploration & Production, Incorporated ("PetroSun"). PetroSun is devoted to oil and gas exploration and production. Also in 1997, the Company acquired Strategic Consulting and Administration, Inc. ("SCI"), which is the designated company to receive an Authority To Prospect ("ATP") 636P, a 640,000 acre oil and gas concession located in Queensland, Australia within the oil and gas producing region of the Eromanga basin. The ATP will not be issued until the Australian government resolves issues related to the Native Claims Title Act regarding Aborigine rights. See "History of Company" above, and "Oil and Gas Plan of Operations" below.

On October 2, 1996, the Company acquired from affiliates of Black Diamond Mining Corporation, two groups of mining claims located in the State of Arizona. Title to such claims was transferred to the Company through quit claim mining deeds as reimbursement for certain testing and development expenditures incurred by the Company for the benefit of Black Diamond Mining Corporation's Leland-Dividend Mining Group Claims. The two groups of mining claims acquired by the Company are the Black Diamond group of claims, and the Gila Gold Placer claims. The management of the Company has not been able to determine whether the Gila Gold Placer claims have mineral deposits that could be economically and legally extracted or produced. Moreover, the claims were transferred to the Company by quit claim deeds and without further representation or warranty or title assurance, and thus, the Company is presently uncertain as to the legal status of its rights, title and interest, if any, in and to the claims. See "Title to Mining Properties" below. Additionally, although information exists regarding mineral deposits located at the claims, such information was not prepared for the Company, and the Company has not been authorized to rely on such information, and, accordingly, the Company's management is unable to determine the reliability or accuracy of such information. The Company desires to asses the nature of mineral deposits within these mining claims and the feasibility of developing mining operations at such claims.

The Black Diamond group of claims, located in northeastern
Maricopa County, Arizona were released by the Company after the Company's chief geologist determined that commercial production of minerals would not be economically viable under current and foreseeable conditions.

Gila Gold Placer mining claims consist of unpatented association placer claims covering 640 acres in the Safford Mining District, Graham County, Arizona. The Company owns the claims by way of mining deeds. The Company has been searching, unsuccessfully, for a joint venture partner to develop the Gila Gold Placer claims. There can be no assurance that any such joint venture will be formed or that such exploration and development will be profitable. The Gila Gold Placer mining claim is more fully described below in the "Properties" section.

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

Future Business Strategy and Operations.

The Company's ongoing business strategy is to create and expand its reserve base and cash flow primarily through the following:

1. Raising significant capital to conduct assessments of the economical feasibility of extracting natural resources from its properties, and to take advantage of leading edge technologies such as pulsed plasma secondary recovery and 3-D seismic exploration projects.

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

Drilling Projects

Louisiana:
PetroSun has joint ventured with Vector Horizontal Inc. and Tiger Exploration & Production Inc. to drill a horizontal Nacatoch gas well (William Prince #20) on the Bayou Pierre lease. The drilling is anticipated to begin in July 1998. The drilling cost have been funded for this project. Also, PetroSun has Joint Ventured with Tedan and Tiger Exploration & Production Incorporated to drill a Paluxy / Glen Rose test well ( William Prince #21) on the Bayou Pierre Lease.
The drilling is anticipated to begin in August 1998. The drilling cost have been funded for this project.

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

Although the Company is currently pursuing prospects within the project areas described above, and has budgeted to drill the number of wells, there can be no assurance that these prospects will be drilled at all or within the expected time frame. In particular, budgeted wells that are based upon statistical results of drilling activities in other project areas are subject to greater uncertainties than wells for which drillsites have been identified. The final determination with respect to the drilling of any identified drillsites or budgeted wells will be dependent on a number of factors, including (i) the results of exploration efforts and the acquisition, review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and the other participants for the drilling of the prospects, (iii) the approval of the prospects by other participants after additional data has been compiled,
(iv) the economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (v) the financial resources and results of the Company and (vi) the availability of leases on reasonable terms and permitting for the prospect. There can be no assurance that these projects can be successfully developed or that the identified drillsites or budgeted wells discussed will, if drilled, encounter reservoirs of commercially productive oil or natural gas.

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

Furthermore, the oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As others use or develop new technologies, the Company may be placed at a competitive disadvantage, and competitive pressures may force the Company to implement such new technologies at substantial cost. In addition, other oil and gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before the Company. There can be no assurance that the Company will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by the Company or implemented in the future may become obsolete. In such case, the Company's business, financial condition and results of operations could be materially adversely affected. If the Company is unable to utilize the most advanced commercially available technology, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

Employees
As of December 31, 1997, the Company had three employees, Jonathan Roberts, Kevin Sherlock and Gordon M. LeBlanc, Jr. In order to optimize prospect generation and development, the Company utilizes the services of independent consultants
and contractors to perform a variety of services.   All
other work, geographical, engineering, metallurgical, legal, accounting and otherwise, is performed on a fee basis. As drilling and production activities increase, the Company may hire additional personnel as appropriate. The Company's activities in connection with the acquisition, exploration and development of mining, oil and gas and other mineral properties, the development of new business lines, and the negotiation with potential contractual and joint venture partners are conducted principally by Jonathan Roberts, President of the Company. See "Item 10, Directors and Executive Officers" and "Item 11, Executive Compensation" below.

Certain Factors Affecting the Industry and the Company.

Exploration, development and mining of mineral properties, including the extraction of oil and gas, involve unique and greater risks than those generally associated with other industries. Many exploration programs do not result in the discovery of a commercially mineable mineral deposit, in which case the costs of exploration are not recoverable.
The Company's operations are subject to all the hazards and risks normally incident to the exploration, development and mining of mineral properties, such as the extent of domestic production and imports, price fluctuations, the proximity and capacity of pipelines and other transportation facilities, demand for oil and gas, and other minerals, the marketing of competitive fuels and products, and the effects of state, federal, and foreign regulation on production and sales. Further factors including the particular risks described below:

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

The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and natural gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are generally made before commencement of drilling operations.

The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, the Company performs a review of the subject properties that it believes to be generally consistent with industry practices, which generally includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurances that any acquisition of property interests by the Company will be successful and, if unsuccessful, that such failure will not have an adverse effect on the Company's future results of operations and financial condition.

The legal status of the Company's right, title and interest, if any, in and to the Gila Gold Placer claims is currently uncertain. See "Properties" section below. Therefore, the Company may be required to expend additional funds in order to, or may ultimately be unable to, establish its rights to develop and mine such properties.

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

The FERC has announced several important transportation-related policy statements and proposed rule changes, including a statement of policy and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology to establish the rates interstate pipelines may charge for their services. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No.
636 environment. Similarly, state agencies such as the Texas Railroad Commission, have been reviewing changes to its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers and recently implemented a code of conduct intended to prevent undue discrimination by intrastate pipelines and gatherers in favor of their marketing affiliates. Although the changes being considered by these federal and state regulators would affect the Company only indirectly, they are intended to further enhance competition in natural gas markets.

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

The Company may generate wastes that may be subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental
Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain wastes generated by the Company's oil and natural gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company believes that it has used good operating and waste disposal practices, prior owners and operators of these properties may not have used similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws as well as state laws governing the management of oil and gas wastes. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

The Company's operations may also be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and states have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, the Company does not believe its operations will be materially adversely affected by any such requirements.

 Federal regulations require certain owners or operators of facilities thatstore or otherwise handle oil, to prepare and implement spill prevention, control, countermeasure ("SPCC") and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990, ("OPA") contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The OPA also requires owners and operators of offshore facilities that could be the source of an oil spill into federal or state waters, including wetlands, to post a bond, letter of credit or other form of financial assurance in amounts ranging from $10 million in specified state waters to $35 million in federal outer continental shelf waters to cover costs that could be incurred by governmental authorities in responding to an oil spill. Such financial assurances may be increased by as much as $150 million if a formal risk assessment indicates that the increase is warranted. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities.

Operations of the Company are also subject to the federal Clean Water Act ("CWA") and analogous state laws. In accordance with the CWA, the state of Louisiana has issued regulations prohibiting discharges of produced water in state coastal waters effective July 1, 1997. While the Company has no plans to drill in Louisiana coastal waters, if it did, the Company will be obligated to comply with these regulations. Pursuant to other requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. Like OPA, the CWA and analogous state laws relating to the control of water pollution provide varying civil and criminal penalties and liabilities for releases of petroleum or its derivatives into surface waters or into the ground.

CERCLA, also known as the "Superfund" law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

ITEM 2. Properties

PRINCIPAL OIL AND GAS INTERESTS

Productive Wells and Acreage - The Company's producing properties as of December 31, 1997 are located in the following areas shown in the table below:

                   OIL      GAS          Developed
Field,  State     Wells    Wells          Acreage
Lake End Field, LA          17              340

The Company's producing oil and gas properties are located on leases held by the Company for as long as production is maintained.

Undeveloped Acreage - The Company's gross interests in leased undeveloped acreage in Louisiana and Northern Arizona as of December 31, 1997 is 1,660 and 18,212.23 acres, respectively. All the properties located in Louisiana and Northern Arizona will expire at various times in 2001 unless production has been obtained.

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

Red Oak Lake Field, Red River Parish, Louisiana - In July
1997, the Company purchased a majority working interest in approximately 640 acres in the Red Oak Field. There are 3 proven drillable gas well locations in the Rodessa formation in the Red Oak Field.

NORTHERN ARIZONA PROSPECTS

Overview - In late 1997 and through out 1998, the Company will be directing a significant portion of its resources to the Holbrook Basin region. The Company is focusing in the Holbrook Basin as the result of a seven year evaluation to determine the possibility of hydrocarbon accumulations in the Supai, Penn and Devonian formations.

Currently, two prospects are in the process of drilling or are expected to commence drilling in the fourth quarter of 1998. These include El Tule, and Manuel Seep. A brief description of these prospects follows.

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

NEW MEXICO PROPERTIES

Currently, two prospects are in the process of drilling or are expected to commence drilling in New Mexico during the third quarter of 1998. These include the Red Dog and Cholla Tank. A brief description of these prospects follows.

Red Dog Prospect is located in McKinley County, New Mexico, covering 1,921.18 acres. The Red Dog Prospect is situated on a northeast - southwest trending anticlinal fold on the Chaco Slope of the San Juan Basin. Seismic data indicates a feature in the Entrada formation that has been interpreted as a reflection from an oil-water contact. In a homogenous sandstone such as the Entrada a 30 foot oil column is needed before an oil-water contact can be detected. Analysis of satellite imagery confirmed that there is micro-seepage to the surface. The hydrocarbon reflectance covers approximately 1420 acres. The Entrada has excellent reservoir quality, with an average porosity of 23.6% and an average permeability of 315 millidarcies. On 40 acre spacing, recoverable reserves are estimated to be 456,800 barrels of oil for a well with 30 feet of pay and a water drive recovery of 35%. The secondary objectives of the Red Dog Prospect include the Dakota at 3,300 feet and the Mancos at 2,900 feet. PetroSun anticipates drilling the initial test well in the Entrada by the end of July, 1998. PetroSun has joint ventured with industry partners to raise the funds for this prospect.

The Cholla Tank Prospect is located in McKinley County, New Mexico. The Cholla Prospect is situated on a northeast - southwest trending anticlinal fold on the Chaco Slope of the San Juan Basin. Seismic data indicates a feature in the Entrada formation that has been interpreted as a reflection from an oil-water contact. In a homogenous sandstone such as the Entrada a 30 foot oil column is needed before an oil-water contact can be detected. Analysis of satellite imagery confirmed that there is microseepage to the surface.

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

AUSTRALIA

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

All of the Company's current oil and gas reserves are located in the Continental United States. The table below sets forth the Company's estimated quantities of proved reserves, and the present value of estimated future net revenues. The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil ($15.46 per barrel) and gas ($2.40 per MCF) to the estimated future production of proved and developed oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows.

                          Oil (Bbls)      Gas (Mcf)
Proved Developed and Undeveloped Reserves
    Beginning                  -0-             -0-
    Purchase              1,126,510      25,133,272
    Production                 (211)         (6,236)

     End of Year          1,126,229      25,127,036

Proved Developed Reserves

    Beginning of Year          -0-              -0-
     End of Year            173,886       2,868,764

Standardized measure of discounted future net cash flows at
December 31, 1997.
     Future Cash Inflows        $9,397,254
     Future Production Rates      (469,803)
     Future Income Tax Expense  (2,142,574)
                                 6,784,817

10% annual discount for estimated timing of cash flows
                                (4,278,175)

Standardized measures of discounted future net cash flows relating to proved oil and gas reserves.
                               $ 2,506,642


In accordance with Commission regulations, the reserve reports used oil and natural gas prices in effect at December 31, 1997. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 1997. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this Annual Report on Form 10-KSB represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results.
For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk f recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially and such reserve estimates may be subject to downward or upward adjustment based upon such factors. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry in general.

In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent the Company conducts successful exploration and development activities or acquires properties containing proved reserves, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. The failure of an operator of the Company's wells to adequately perform operations, or such operator's breach of the applicable agreements, could adversely impact the Company. In addition, there can be no assurance that the Company's future exploration, development and acquisition activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs. Furthermore, although the Company's revenues could increase if prevailing prices for oil and natural gas increase significantly, the Company's finding and development costs could also increase.

MINING CLAIMS:
GILA GOLD PLACER MINING CLAIMS:

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

TITLE TO MINING PROPERTIES

The Company's only significant mining assets as of December
31, 1997, consists of its possessory interest in the Gila
Gold Placer mining claims, which consist of unpatented mining claims. The validity of all unpatented mining claims is dependent upon various inherent uncertainties and conditions that may prevent a fee title in the usual sense from existing or vesting.

Unpatented mining claims, when properly located, staked and posted according to regulation, give the claimant a possessory right only. Possessory title to an unpatented claim, when validly initiated, endures unless lost through abandonment or through a forfeiture which results from an adverse location made while the claim is in default with respect to the performance of annual assessment work. Because many of these factors involve findings of fact, title validity cannot be determined solely from an examination of the record.

The continued validity of the Gila unpatended mining claims is subject to many contingencies, including the availability of land for the claim at the time location is made, the making of valid mineral discoveries within the boundary of each claim, the compliance with all regulations, both state and federal, for locating claims, and the performance of annual assessment work which is currently in the amount of $100.00 per claim. Failing satisfaction of the requirements, the claims are subject to cancellation by the United States upon finding of no valid discovery or failure to perform annual assessment work. Failure to perform annual assessment work subjects the claimant to the risk of forfeiture of rights through valid subsequent locations by others or through cancellation by the government agency involved.

In addition, the Company acquired its possessory interests in the Gila Gold Placer claims through quit-claim deeds. Pursuant to a quit-claim deed, the transfer of an interest in property transfers whatever right, title and interest it may have in and to the property without representation or warranty as the extent of such right, title and interest or as to the absence of adverse claims. Thus, the Company's claims are dependent upon the validity, extent and quality of the transferor's right, title and interest in and to such claims. The Company does not have any information regarding the nature of its transferor's right, title and interest in and to the Gila Gold Placer claims, nor has the Company received any warranties of title, title opinions or policies of title insurance. As a result, the legal status of the Company's right, title and interest, if any, in and to these claims is currently uncertain.

TITLE TO OIL AND GAS

The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and natural gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are generally made before commencement of drilling operations.

The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, the Company performs a review of the subject properties that it believes to be generally consistent with industry practices, which generally includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurances that any acquisition of property interests by the Company will be successful and, if unsuccessful, that such failure will not have an adverse effect on the Company's future results of operations and financial condition.

GLOSSARY OF CERTAIN INDUSTRY TERMS

The definitions set forth below shall apply to the indicated terms as used herein. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

After payout. With respect to an oil or gas interest in a property, refers to the time period after which the costs to drill and equip a well have been recovered.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

Bbls/d.  Stock tank barrels per day.

Bcf.  Billion cubic feet.

Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Before payout. With respect to an oil or gas interest in a property, refers to the time period before which the costs to drill and equip a well have been recovered.

Btu or British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water by one degree
Fahrenheit.

Completion. The installation of permanent equipment for the production of oil or gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Developed acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploratory well. A well drilled to find and produce oil or gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

Farm-in or farm-out. An agreement whereunder the owner of a working interest in an oil and natural gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease.
The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Finding costs. Costs associated with acquiring and developing proved oil and natural gas reserves which are capitalized by the Company pursuant to generally accepted accounting principles, including all costs involved in acquiring acreage, geological and geophysical work and the cost of drilling and completing wells.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

MBbls. One thousand barrels of crude oil or other liquid hydrocarbons.

MBbls/d. One thousand barrels of crude oil or other liquid hydrocarbons per day.

Mcf.  One thousand cubic feet.

Mcf/d.  One thousand cubic feet per day.

Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

MMBbls. One million barrels of crude oil or other liquid hydrocarbons.

MMBtu.  One million British Thermal Units.

Mmcf.  One million Cubic feet.

MMcf/d.  One million cubic feet per day.

MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids, which approximates the relative energy content of crude oil, condensate and natural gas liquids as compared to natural gas. Prices have historically been higher or substantially higher for crude oil than natural gas on an energy equivalent basis.

Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells.

Normally pressured reservoirs. Reservoirs with a formation-fluid pressure equivalent to 0.465 psi per foot of depth from the surface. For example, if the formation pressure is 4,650 psi at 10,000 feet, then the pressure is considered to be normal.

Over-pressured reservoirs. Reservoirs subject to abnormally high pressure as a result of certain types of subsurface formations.

Present value. When used with respect to oil and natural gas reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated, without giving effect to nonproperty-related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Proved developed nonproducing reserves. Proved developed reserves expected to be recovered from zones behind casing in existing wells.

Proved developed producing reserves. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and able to produce to market.

Proved developed reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved undeveloped location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Recompletion. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty interest. An interest in an oil and natural gas property entitling the owner to a share of oil or gas production free of costs of production.

3-D seismic data. Three-dimensional pictures of the subsurface created by collecting and measuring the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

Workover. Operations on a producing well to restore or increase production.

ITEM 3. Legal Proceedings.

Cronus, formerly known as TR-3 Industries, Inc., was in Chapter 7 bankruptcy from 1982 through 1992. The Company had no operations and substantially no assets or liabilities through November 1995. The Company was subject to a number of lawsuits and claims (some of which involve substantial amounts) arising out of the conduct of its business prior to 1982, which were subject to the bankruptcy proceeding. Although the Company does not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded, they may be significant to the results of operations. Management, however, is of the opinion that the statute of limitations relating to these liabilities has likely expired as of August, 1997, fifteen years after the filing of the bankruptcy. Accordingly, the Company removed the liabilities from the balance sheet and recorded an extraordinary gain of $2,930,134 in the third quarter of 1997.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Cronus Corporation has not submitted any matter to vote of security holders during the period of this report.

PART II

ITEM 5. Market for Registrant's Common Equity and Related
Stockholders Matters.

Trades in the common stock of the Company have been reported on the OTC Bulletin Board since March 5, 1996, under the symbol CRON. The quarterly high and low prices for 1997 are as follows:

             	      High                Low
First Quarter       $0.94               $0.25
Second Quarter      $0.62               $0.13
Third Quarter       $0.81               $0.25
Fourth Quarter      $0.86               $0.50

The quarterly high and low prices for 1996 are as follows:

                     High                Low
First Quarter       $0.00               $0.00
Second Quarter      $3.25               $1.50
Third Quarter       $2.00               $0.50
Fourth Quarter      $1.81               $0.62

The foregoing are over-the-counter market quotations obtained through PC Quotes, which may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 31, 1997, there were approximately 244 record holders (excluding brokerage firms and other nominees) of the Company's common stock. The Company has not declared any dividends during the period of this report, and does not anticipate declaring any dividends in the foreseeable future. The Company intends to retain any earnings for future operations and for the development of its business.

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

There has been limited operations this past fiscal year. As the Company entered the natural resources market in March of 1996, and sold AGAA, PBAA and TGII, the Company has embarked upon a new direction focusing on the acquisition, development and management of natural resources. The Company sold AGAA and TGII because neither subsidiary had became operational, thereby raising significant doubts about their ability to earn income. The Company sold the assets of PBAA after the results of their first quarter of 1996 indicated that PBAA would not likely earn a profit in 1996 or 1997.

In order to create revenues, and expand on its natural resources base, the Company acquired PetroSun Exploration &
Production, Incorporated in 1997. As described more fully below, management expects to receive income from PetroSun oil and gas leases in Louisiana and elsewhere sufficient to cover its operating costs by the end of 1998.

As can be seen in the financial statements, the Company has incurred losses from operations and has deficits in working capital and net worth. The Company has earned only minimal income from its operations, however, it expects to receive income from oil and gas leases in Louisiana and elsewhere by the end of 1998. The lack of significant revenues to date raises a doubt about the Company's ability to continue as a going concern. Management expects to earn revenues in 1998 and also expects to raise additional funding as needed. There can be no assurance that a cash flow will be generated or that funding will be raised. The Company currently has no commitments for any type of funding, and there is no assurance that the Company will be able to obtain any such financing or that such financing, if obtainable, will be on terms necessary to enable the Company to operate profitably.

During 1996, the Company acquired the Gila mining claims and Black Diamond mining claims (which it released in 1997), both in southern Arizona for $130,504. The future realization of the cost of these mining claims is dependent upon the claims becoming proven reserves. A proven reserve is the estimated quantity of mineral which geological and engineering data demonstrates with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Currently, these claims are considered unproven. Additionally, the claims were transferred to the Company without warranty or title assurance, and thus, the Company is uncertain as to the legal status of its interest, if any, in the claims. See "Title To Mining Properties" above.

The Company, doing business as TR-3 Industries, Inc. was in chapter 7 bankruptcy from 1982 through 1992. The Company had no operations and substantially no assets through November, 1995, when the Company then acquired AGAA, TGII and PBAA. As noted above, the Company sold AGAA, TGII and the assets of PBAA in 1996 and then entered the natural resources market, with the acquisition of the mining claims in 1996, and into the oil and gas field with the acquisition of PetroSun. As of December 31, 1996, Cronus was possibly subject to a number of lawsuits, judgments and claims arising out of the conduct of business of TR-3 Industries, Inc. prior to 1983. Liabilities not discharged in the bankruptcy totaled $2,930,134.00 which the Company had carried as a liability on its balance sheet. However, in August 15, 1997, fifteen years after the bankruptcy filing, in the opinion of management, the statute of limitations has expired on these possible claims. Accordingly, the Company removed the liabilities from the balance sheet and recorded an extraordinary gain of $2,930,134 during the third quarter of 1997.

Financial Requirements and Source of Funds.
The Company is currently rehabilitating the shut-in oil and gas wells by setting compressors and pumps which will allow
PetroSun to put its remaining revenue producing assets in Louisiana into production starting in 1998. Based on historical production rates, the Company believes that PetroSun's oil and gas production in Louisiana should produce net revenues sufficient to cover basic operating expenses of the Company of $30,000 per month.

Thereafter, the Company believes it will need to raise at least $1,500,000 in order to conduct testing and drilling of its oil and gas properties, and to conduct testing of the Moapa Project and the Gila Gold Placer Project. Such funds may be sought through the issuance of additional shares of the Company's Common Stock or other equity securities, through debt financing, or through various arrangements, including joint ventures and/or mergers, with third parties. However, the Company currently has no commitments for any type of funding, and there is no assurance that the Company will be able to obtain any such financing or that such financing, if obtainable, will be on terms necessary to enable the Company to operate profitably. If the Company is unsuccessful in completing a private type placement, or if additional funds are necessary either before or after such a transaction, it is uncertain at this time what actions the Company will take. Possibilities include other debt or equity financing or the sale of existing assets.

ITEM 7. Financial Statements.

Audited Balance Sheet for 1997.
See Item 13

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

Until February 2, 1998, the Company's shareholders have not met for an annual or other meeting since October 23, 1990.
Consequently, in accordance with the Company's by-laws, Jeanette Bowen continued as the sole director of the Company until December 21, 1994, at which time she acted to appoint Jonathan Roberts as president, and as a director, filling one of the vacant directorships in accordance with the Company's by-laws.

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

The Company called and held a meeting of shareholders for February 2, 1998 for the purpose of electing directors, voting on the 1997 Employee Stock Option Investment Plan, ratifying the appointment of the Company's auditors, and taking other action as properly came before the meeting.
Seven Directors were elected at that meeting, and those directors elected officers of the Company at the director's meeting.

The following table shows the positions held by the Company's officers and directors. The directors were elected for a term of one year and will serve until the next annual meeting of the Company's shareholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

    NAME               AGE  POSITION          TERM
Jonathan Roberts        39  President        1 year
  	                       Director

George Hennessey        52  Director         1 year

Kevin Sherlock          36  Secretary, Vice  1 year
                            President and Director

Gordon M. LeBlanc, Jr.  45  President of subsidiary
                           (PetroSun)
                            Director         1 year

J.  Dennis Bartlett     45  Chief Financial Officer
                            Director         1 year

Jim Karten              38  Director         1 year

Thomas J. Nieman        41  Director         1 year


JONATHAN ROBERTS, was originally appointed a director in December 1994, and appointed as President in December, 1994. He was elected a director at the shareholders meeting on February 2, 1998. In addition to his management position with the Company, Mr. Roberts has been the General Manager of R K Management Group L. C. since 1993.

KEVIN SHERLOCK, was originally appointed a director and the Secretary in July, 1996. In May, 1997, Mr. Sherlock was appointed Vice President in charge of Legal Affairs. He was elected a director at the shareholders meeting on February 2, 1998. An attorney since 1988, Mr. Sherlock practiced aviation law and insurance defense litigation in Washington D.C. until 1993, when he then opened a solo practice assisting small businesses with various matters, including mergers and acquisitions.

GEORGE HENNESSEY, was appointed a director in July, 1996. He was elected a director on February 2, 1998. He has been a geological consultant since 1977. As a geological consultant, and in some instances as owner/operator, Mr. Hennessey has consulted for several major mining companies, at various exploration, development and production levels of involvement regarding surface, underground and offshore precious metals and base metal deposits and mill tailing recovery undertakings. Mr. Hennessey is also a director, geological consultant, and shareholder of Temple Summit Financial Projects, Inc. ("TSFP"). The Company and TSFP are engaged in a joint venture project in Moapa, Nevada to test out the viability of extracting gold from mining claims held by TSFP.

GORDON M. LEBLANC, JR., has been an oil and gas operator for over 20 years. Mr. LeBlanc is the president of PetroSun Exploration & Production, Incorporated, a wholly owned subsidiary of Cronus. He was elected a director on February 2, 1998. Mr. LeBlanc is also president of Tiger Tool, Inc., an enhanced oil recovery technology and manufacturing company, and Tiger Energy, Inc., an enhanced oil recovery operating company. Mr. LeBlanc is also a member of the Executive Committee of the Arizona Chapter of the NFL Alumni Association and is the founder and director of Every Kid Counts, a non-profit children's charity.

J. DENNIS BARTLETT, is a certified public accountant and the principal behind J. Dennis Bartlett, PC. He was elected a director on February 2, 1998 and has acted as the Company's chief financial officer. Mr. Bartlett has been in practice since 1975 and specializes in taxation, financial planning and consulting with closely held businesses and individuals. Mr. Bartlett's clients include large and small businesses and individuals in need of tax planning.

JIM KARTEN, has over 15 years experience in finance and investment. He was elected a director on February 2, 1998. Mr. Karten is a consultant to the Company which negotiated and arranged for various sources of financing since the Company's inception. Additionally, Mr. Karten is a principal behind Cumarin Limited, a consulting company incorporated in the Isle of Man, and is managing director of Karten Asset Management, a money management firm specializing in derivative trading of foreign and domestic currencies, indexes, bonds and energy for institutions and high net worth individuals.

THOMAS J. NIEMAN, has been a licensed commercial real estate agent since 1977, possessing a diverse background in brokerage, development and management. He was elected a director on February 2, 1998. Additionally, Mr. Nieman is very active in community affairs in Tucson, Arizona, including being the President of the Tucson Mayor &
Council's Downtown Advisory Committee.

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

Based on the foregoing review, the Company believes the
following persons failed to file on a timely basis reports
required by Section 16(a) of the Exchange Act:   None.

ITEM 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

                    ANNUAL COMPENSATION
Name and        Year   Paid	   Deferred    Royalty
Position        1997  Salary      Salary      Paid

Jonathan Roberts,
President, CEO
and Director          $3,000      $172,000    $44
_____________________________________________________
Kevin Sherlock,
Secretary and
Director             $37,500       $22,500    $22
_____________________________________________________
George Hennessey,
Director and Geological
Consultant                0             0      $0
_____________________________________________________
Gordon M. LeBlanc, Jr.
Director and
President of PetroSun $42,500	          0    $154
_____________________________________________________

Name and        Year   Paid	   Deferred    Royalty
Position        1996  Salary      Salary      Paid

Jonathan Roberts,
President, CEO
and Director         $18,000      $157,000      0
_____________________________________________________
Kevin Sherlock,
Secretary and
Director             $10,500        $4,000  $3,187*
_____________________________________________________
George Hennessey,
Director and Geological
Consultant                0             0  $26,180*
_____________________________________________________

*Consists of Consulting and Expense reimbursement.


OPTION GRANTS IN FISCAL YEAR 1997

                  Number of   Percent  Exercise Expiration
                   Options   of Total    Price     Date
                   Granted    Options
                             Granted to
Name                          Employees
________________________________________________________
Jonathan Roberts   500,000      15%    $0.31 2-15-2002
__________________________________________or termination
Gordon M. LeBlanc 2,400,000	  70%    $0.50 3-31-2002
__________________________________________or termination
George Hennessey   500,000      15%    $0.50 6-5-2002
__________________________________________or termination

OPTION GRANTS IN FISCAL YEAR 1996

                  Number of   Percent  Exercise Expiration
                   Options   of Total    Price     Date
                   Granted    Options
                             Granted to
Name                          Employees
________________________________________________________
Kevin Sherlock    550,000       100%    $0.05  7-22-2001
__________________________________________or termination


AGGREGATED OPTIONS EXERCISED IN FISCAL YEAR 1997 AND
FISCAL YEAR END OPTION VALUES
                 Shares    Value     Number of    Value of
                Acquired  Realized  Unexercised  Unexercised
                   on                Options at   Options at
Name            Exercise               FY-End       FY-End

____________________________________________________________
Jonathan Roberts    0        0   	  500,000     $120,000
____________________________________________________________
Kevin Sherlock	 550,000   275,000         0            0
____________________________________________________________
Gordon M. LeBlanc   0        0     2,400,000     $120,000
____________________________________________________________
George Hennessey    0        0       500,000      $25,000
____________________________________________________________

AGGREGATED OPTIONS EXERCISED IN FISCAL YEAR 1996 AND
FISCAL YEAR END OPTION VALUES
                 Shares    Value     Number of    Value of
                Acquired  Realized  Unexercised  Unexercised
                   on                Options at   Options at
Name            Exercise               FY-End       FY-End

____________________________________________________________
Jonathan Roberts 2,000,000 $1,540,000       0           0
____________________________________________________________
Kevin Sherlock      0          0       550,000     $396,000
____________________________________________________________


In 1995 there was no cash compensation for officers and directors for performance of their duties. Mr. Roberts was issued 1,000,000 shares of Common Stock of the Company in consideration of his services in 1995. Also, as part of the Company's Executive Long-Term Stock Investment Plan, Mr. Roberts was granted an option to purchase 2,000,000 shares of Common Stock, which was exercised in 1996 for $2,000. Pursuant to the Executive Long-Term Stock Investment Plan, Mr. Roberts was granted an option in 1997 to purchase 500,000 shares of Common Stock of the Company.

In 1997, Mr. Roberts also entered into a employment agreement with the Company for $175,000 per year, of which $100,000 is deferred until the Company obtains additional operating funds. Mr. Roberts received total cash compensation of $18,000.00 in 1996, and $3,000 in 1997.

In 1997, the Company entered into an employment agreement with Mr. Sherlock for $60,000 per year. Also, as part of the Company's Executive Long-Term Stock Investment Plan, Mr. Sherlock was granted, in 1996 the option to purchase 550,000 shares of the Company's Common Stock. Mr. Sherlock received employee compensation of $10,500.00, and $3,186.78 in consulting and expense reimbursement, for a total cash compensation of $13,686.78, in 1996, and $37,500 in 1997.

In 1996, Mr. Hennessey received a total cash compensation of $26,180.26, in consulting fees and expense reimbursement.
On June 4, 1997, the Company entered into a consulting agreement with its chief geological consultant, Mr.
George Hennessey, with a term of two years. The Consulting Agreement called for the issuance of 500,000 shares of the Company's Common Stock, granted Mr. Hennessey an option to acquire 500,000 shares of the Company's Common Stock, and provides for consulting fees in the amount of $4,000 per month while Mr. Hennessey is devoting himself to the Moapa project. Mr. Hennessey has not received any consulting fees under the Consulting Agreement through December 31, 1997.

In 1997, Mr. LeBlanc received a total cash compensation of $42,500 pursuant to his employment agreement with PetroSun.

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

Name and Address of	         Amount of        Percent
Security Ownership         of Beneficial        of
Certain Beneficial           Ownership         Class
Ownership of Management:

Jonathan Roberts             3,500,000*         19%
President and Director
660 S. Freeman Rd.
Tucson, Arizona  85748

Kevin Sherlock                 550,000           3%
43 E. 2nd Street
Tucson, Arizona  85705

George Hennessey             1,000,000*	         5.4%
4291 S. Polaris Ave., #A
Las Vegas, Nevada 89117

Gordon M. LeBlanc, Jr.       3,000,000**        16%
8129 N. 87th Place
Scottsdale, Arizona 85258

J.  Dennis Bartlett                  0            0
2461 E. 6th Street
Tucson, Arizona 85716

Jim Karten                      84,943           0.4%
440 Paseo Flamenco, #C
Rio Rico, Arizona 85648

Thomas J. Nieman                    0            0
5761 East 13th Street
Tucson, Arizona 85711

All Directors and Officers   8,034,943*** 	   43%

*Includes option to purchase 500,000 shares.
**Includes options to purchase 2,400,000 shares.
***Includes total options to purchase up to 3,400,000 shares.

(1) Each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated.
Except as otherwise indicated, each of such persons may be reached through the Company at 7660 East Broadway, Suite
210, Tucson, Arizona 85710.

(2) The percentages shown are calculated based upon 18,677,316 shares of Common Stock on December 31, 1997. The numbers and percentages shown include the shares of Common Stock actually owned and outstanding as of December 31, 1997, (15,277,316) and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date, (3,400,000). In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of December 31, 1997 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

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

On May 2, 1997, the Company purchased, for $12,000, an option to buy the outstanding stock of Grayhawk Oil and Gas, Inc., a company owned by Gordon M. LeBlanc, Jr., the president and key employee of PetroSun Exploration & Production, Incorporated, and now a director of Cronus. The Board of Directors of the Company was aware of Mr. LeBlanc's position prior to approving the purchase of the option.

On July 24, 1997, Cronus entered a contract to obtain half of the outstanding shares of Tiger Energy Corporation, a company partially owned by Gordon M. LeBlanc., Jr., the president and key employee of PetroSun Exploration & Production, Incorporated, and now a director of Cronus. Tiger Energy is a Nevada corporation with an understanding to be the exclusive Enhanced Oil Recovery operating company for Tiger Tools, Inc., in the United States. 400,000 out of the purchase price of 800,000 shares of the restricted common stock of Cronus was issued to shareholders of Tiger Energy on or about November 3, 1997. The remaining 400,000 shares of restricted common stock were issued on or about January 16, 1998 to complete the transaction. The Board of Directors of the Company was aware of Mr. LeBlanc's position prior to approving the purchase of the option.

There were no other related or reportable transactions.

PART IV

ITEM 13. Exhibits, Financial Statements Schedules and
Reports on Form 8-K.

List of Exhibits.

1.  The Company's Articles of Incorporation, as amended.
2. The Company's By-Laws, incorporated by reference from the 1995 10-KSB filed on April 15, 1997.
3. The Company's Executive long-term Stock Investment Plan, incorporated by reference from the Proxy Statement filed on January 15, 1998.
4.  Employment Contract of Jonathan Roberts.
5.  Employment Contract of Kevin Sherlock.
6. Reorganization agreement with PetroSun Exploration & Production, Incorporated, incorporated by reference from the Form 8-K filed on June 16, 1997.
8. Employment Contract of Gordon M. LeBlanc, Jr., incorporated by reference from the Form 8-K filed on June 16, 1997.
9. Consulting Contract with George Hennessey, incorporated by reference from the 1996 10-KSB filed on October 15, 1997.
10. Contract for the sale of gas products to Louisiana
Intrastate Gas.
11.  List of subsidiaries.
12.  Consent of Auditors.
Exhibit 27. Financial Data Schedule as required by Item 601 of Regulation SB.

Financial Statements and Financial Statement Schedules.

(a)	Independent Auditor's Report.
(b)	Balance Sheet December 31, 1997.
(c)	Statement of Operations for the years ended December
     31, 1997 and 1996.
(d)	Statement of Changes in Stockholders' Deficit for the
	years ended December 31, 1997 and 1996.
(e)	Statement of Cash Flows for the years ended December
     31, 1997 and 1996.
(f)	Notes to Financial Statements.


Reports on Form 8-K.

During the fiscal quarter ending on March 31, 1997, no reports on form 8-K were filed.

During the fiscal quarter ending on June 30, 1997, one 8-K report was filed on June 16, 1997 containing the following items:

Item 2. Acquisition or Disposition of Assets.
Item 7. Financial Statements and Exhibits.

During the fiscal quarter ending on September 30, 1997, no 8-K reports were filed.

During the fiscal quarter ending on December 31, 1997, no 8-
K reports were filed.

During 1998 through the date of this report, there were no 8-K reports filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONUS CORPORATION
DATE: June 15, 1998
Kevin M. Sherlock, Secretary and Director
On behalf of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 15, 1998 By:

      /s/
Jonathan Roberts, President and Director

Date: June 15, 1998 By:

      /s/
Kevin M. Sherlock, Secretary and Director

Date: June 15, 1998 By:

      /s/
George Hennessey, Director

Date: June 15, 1998 By:

/s/
James Karten, Director

Date: June 15, 1998 By:

      /s/
J. Dennis Bartlett, Director

Date: June 15, 1998 By:

      /s/
Thomas J. Nieman, Director

CRONUS CORPORATION


CRONUS CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

For the years ended
December 31, 1997 and 1996

TABLE OF CONTENTS
                                               Page

Independent Auditor's Report                     1
Consolidated Balance Sheet                       2-3
Consolidated Statements of Operations            4
Statements of Changes in Consolidated
  Stockholders' Deficit                          5
Consolidated Statements of Cash Flows            6-7
Notes to Financial Statements                    8-18
Supplementary Information:
  Consolidating Balance Sheet                    20-21
  Consolidating Statement of Operations	         22
Unaudited Supplementary Information:
  Supplementary Reserve Information (Unaudited)  24-25



INDEPENDENT AUDITOR'S REPORT
To the Board of Directors
Cronus Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cronus Corporation and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cronus Corporation and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended
December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information on pages 19-22 is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has a deficit in working capital and net worth. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

June 10, 1998
Tucson, Arizona


CRONUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 1997


          ASSETS

Current assets:
  Cash and cash equivalents                 $     1,195
  Other current assets                            3,356
  Accounts receivable                            10,338
  Prepaid consulting fees                       125,000
    Total current assets                        139,889

Oil and gas properties, using successful efforts accounting:
  Proved property                               217,728
  Unproved properties                           121,390
  Wells and related equipment and facilities      5,200
    Total oil and gas properties                344,318
Less accumulated amortization and depletion      (1,543)
    Net oil and gas properties                  342,775

Other assets:
  Prepaid consulting                             31,250
  Deposits                                        1,802
  Office equipment, net of
    accumulated depreciation of $3,062            5,351
  Receivable from related company                19,212
  Investment in mining claims                   143,530
  Goodwill, net of accumulated amortization and
    valuation allowance of $604,355             516,829
    Total other assets                          717,974
    Total assets                           $  1,200,638

(The accompanying notes are an integral part of the financial statements.)

CONSOLIDATED BALANCE SHEET, Continued
December 31, 1997

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Bank overdraft                           $     4,518
  Drilling advance                              26,300
  Accrued payroll and related taxes            392,162
  Accounts payable                             171,347
  Revenue distribution                           4,536
  Accrued interest                               4,356
  Due to related party                         439,976
  Notes payable - officers, shareholders and related
   entities                                     80,129
  Notes payable - other, net of non-current portion
                                               146,243
    Total current liabilities                1,269,567

Non-current liabilities:
  Notes payable - other                         16,000
  Investment in joint venture                   40,508
    Total liabilities                        1,326,075

Commitments and contingencies (Notes 3, 6, 10 and 14)

Stockholders' equity:
  Common stock, $.001 par value; 40,000,000 shares
authorized, 15,283,106 shares issued and 15,033,1096 shares
outstanding                                     15,284
  Additional paid in capital                 1,801,826
  Receivable from the sale of common stock    (175,981)
  Accumulated deficit                       (1,766,316)
                                              (125,187)
  Treasury stock; 250,000 shares at cost          (250)
    Total stockholders' deficit               (125,437)
    Total liabilities and stockholders' deficit
                                           $ 1,200,638

(The accompanying notes are an integral part of the financial statements.)

CRONUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 1997 and 1996

                                      1997           1996
Revenues:
  Oil and gas sales             $    10,193
  Other                               2,000
    Total revenues                   12,193

Operating expenses:
  Lease operation and exploration    63,953

  Salaries and related taxes        272,440      $ 215,042
  Professional fees                 151,932        234,392
Depreciation and depletion            3,511
  Other general and administrative   56,365         10,825
    Total operating expenses        548,201        460,259

Loss from operations               (536,008)      (460,259)

Other expenses:
  Equity in net loss of subsidiaries                46,924
  Amortization of goodwill          129,207
  Goodwill valuation adjustment     439,952
  Interest expense                    5,377         24,044
  Loss on sale of subsidiaries                         607
    Total other expenses            574,536         71,575

Net loss before income taxes and extraordinary item
                                 (1,110,544)      (531,834)
Income tax provision                     50
Net loss before extraordinary item
                                 (1,110,594)     ( 531,834)
Extraordinary item - gain on forgiveness of debt
  (net of applicable income taxes of -0-)
                                  2,930,134

Net income (loss)               $ 1,819,540     $ (531,834)

Earnings (loss) per common share:
  Loss before extraordinary item    $ (.08)         $ (.06)
  Extraordinary item                   .22
    Net income (loss)               $  .14          $ (.06)

Earnings per share - assuming dilution:
  Loss before extraordinary item   $  (.08)         $ (.06)
  Extraordinary item                   .22
    Net income (loss)	            $ .14          $ (.06)

(The accompanying notes are an integral part of the financial statements.)

CRONUS CORPORATION AND SUBSIDIARIES

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' DEFICIT
For the years ended December 31, 1997 and 1996

  Common Stock   Additional Receivable
          Par    Paid in    From Sale of  Accumulated
Treasury
 Shares  Value   Capital   Common Stock    Deficit     Stock
Total

Balance at December 31, 1995
10,646,762 $10,647   $500                $(3,054,017)
$(3,042,870)
Sale of subsidiaries                            $(3,364)
(3,364)
Stock issued to consultants
1,035,000   1,035  154,215
155,250
Stock options exercised
2,000,000   2,000
2,000
Net loss for the year ended December 31, 1996
                                           (531,839)
(531,839)

Balance at December 31, 1996
13,681,762  13,682  154,715              (3,585,856) (3,364)
(3,420,823)
  Retire treasury stock
(3,114,000)  (3,114)                                   3,114
-0-
  Exchange of stock for note payable
    70,744      71   35,257
35,328
  Exercise of stock warrants
   500,000    500
500
  Exchange of stock for note payable
   550,000    550    26,950
27,500
  Sale of stock
   200,000    200    99,800
100,000
  Sale of stock
    60,000     60    29,940
30,000
  Exchange of stock for note payable
   120,000    120    59,880
60,000
  Sale of stock
   400,000    400    99,600
100,000
  Exchange of stock for note payable
   814,600    815   387,755
388,570
  Purchase of Petrosun Exploration and Production, Inc.
   600,000    600   263,371
263,971
  Purchase of Strategic Consulting, Inc.
   500,000    500   219,477
219,977
  Receivable from sale of common stock
   400,000    400   175,581  (175,981)
-0-
  Stock issued to consultant
   500,000    500    249,500
250,000
  Net income for the year ended December 31, 1997
                                           1,819,540
1,819,540
Balance at December 31, 1997
15,283,106   $15,284  $1,801,826  $(175,981)  $(1,766,316)
$(250)  $(125,537)

(The accompanying notes are an integral part of the financial statements.)

CRONUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997 and 1996

                                          1997        1996
Cash flows from operating activities:
Net income (loss)                 ,m  $ 1,819,540 $(531,839)
Adjustments to reconcile net income (loss) to net cash used
in operating
 activities:
    Depreciation and depletion              3,511    1,094
    Amortization of prepaid consulting fees 93,750 Amortization and valuation of goodwill 569,159
    Extraordinary gain                  (2,930,134)
    Stock issued for professional fees              155,250
    Loss on sale of subsidiaries                        607
    Equity in net loss of subsidiaries               46,929
Change in operating assets and liabilities:
    Stockholder receivable                  2,000    (2,000)
    Accounts payable                       27,611    16,111
    Accrued interest                      (19,688)   24,044
    Deposits                                         (1,102)
    Accrued payroll and related taxes     175,768   187,228
    Accounts receivable                   (10,338)
    Other current assets                      377
    Receivable from related company        (4,497)
    Revenue distribution                    4,536
    Drilling advance                       26,300       -0-
      Total adjustments                (2,061,645)  428,161
      Net cash used in operating activities
                                         (242,105) (103,678)

Cash flows from investing activities:
    Purchase of mining claims              (5,998) (137,532)
    Proceeds from sale of subsidiaries                  100
    Advances to subsidiary                          (51,000)
    Purchase of equipment                  (2,942)   (5,471)
    Cash advanced to joint venture         (5,900)
    Purchase of oil and gas properties   (326,628)      -0-
      Net cash used in investing activities
                                         (341,468) (193,903)

Cash flows from financing activities:
    Stock options exercised	                        2,000
    Borrowings on notes payable to stockholders and officers
                                           208,130  320,328
    Increase in bank overdraft               4,518
    Borrowings on other notes payable      162,243
    Principal payments on notes payable to officers and
shareholders                               (46,000)
    Proceeds from sale of common stock     230,500
	Net cash provided by financing activities
                                           559,391  322,328
Net increase (decrease) in cash            (24,182)  24,747
Cash and cash equivalents, beginning of year
                                            25,377      630
Cash and cash equivalents, end of year     $ 1,195 $ 25,377

Supplemental disclosures of cash flow information:
    Cash paid during the year for
        Interest                            $ -0-     $ -0-
        Taxes                                  50       -0-

(The accompanying notes are an integral part of the financial statements.)

CRONUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Going Concern
The consolidated financial statements include the accounts of Cronus Corporation and its wholly-owned subsidiaries
Petrosun Exploration and Production, Inc. and Strategic
Consulting, Inc., collectively referred to as the Company.

Cronus Corporation, formerly Thunderstone Group, Inc., formerly Diversified American Industries, Inc., formerly TR-
3 Industries, Inc., was incorporated in the State of Nevada in 1979. The Company is primarily engaged in the acquisition and sale of privately held corporations.

Strategic Consulting, Inc. (SCI), an Arizona Corporation, provides personal and corporate consulting services. SCI had no operations during 1997.

Petrosun Exploration and Production, Inc., (Petrosun) operates oil and gas wells in northern Louisiana.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and has a deficit in working capital and net worth. As a result, the Company has been unable to pay its debts and has issued common stock to meet its obligations as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is working to obtain additional financing through the issuance of stock and long-term debt. This inflow of cash will be used to fund ongoing exploration and development of various oil and gas properties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the company and its subsidiaries after elimination of all significant intercompany accounts and transactions, and include the results of operations of purchased businesses from the dates of acquisition.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents.

Oil and Gas Properties
The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.
Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Equipment
Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets.

Investment in Joint Venture
The investment in joint venture is accounted for using the equity method. Under the equity method, the original investment is recorded at cost and is reduced to reflect a pro rata share of losses and distributions received, and increased to reflect a pro rata share of income and contributions made. At December 31, 1997 the Company's share of the joint venture's losses exceeded the carrying amount. This excess has been reflected as a liability because the Company has guaranteed the joint venture's obligations.

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

Fair Value of Financial Instruments
The Company reports that the carrying amount of cash and cash equivalents, accounts receivable, receivables from related companies, drilling advances, bank overdraft, accrued expenses, accounts payable and notes payable approximate fair value due to the short maturity of these instruments.

It is not practicable to estimate the fair value of the Company's investment in joint venture without incurring excessive cost. However, management believes that the carrying amount approximates fair value at December
31, 1997.

Advertising
The cost of advertising is expensed when the advertisement first takes place. The Company does not participate in direct response advertising that requires the capitalization and amortization of related costs.

Stock-Based Compensation
The Company accounts for its employee-based compensation arrangements under the provisional of APB No. 25, Accounting for Stock Issued to Employees, and intends to continue to do so.

Per Share Data
Earnings (net loss) per share is computed based on the weighted average number of shares outstanding during the year.

3.	Investment in Mining Claims
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

4. Investments in Subsidiaries

AGAA and TGII
On February 27, 1996, the Company sold its 100% owned subsidiaries AGAA and TGII to Applied Logic, Inc. in return for 3,114,000 shares of Company stock, 500,000 shares of Applied Logic stock, and a note receivable of $500,000. The Company recorded treasury stock of $3,114 and a net gain on sale of $3,114 relating to the transaction. Management has determined the note to be uncollectible and the stock of Applied Logic to have no value, and accordingly wrote off these assets during 1996 against the gain on sale.

Subsequent to the sale of AGAA and TGII to Applied Logic, the Company changed its name from Thunderstone Group, Inc. to Cronus Corporation and Applied Logic changed its name to Thunderstone Group, Inc. The Company's equity in AGAA's and TGII's net losses during the period January 1, 1996 through February 27, 1996 was zero.

PBAA
On July 18, 1996, the Company sold the assets of its 100% owned subsidiary PBAA for $100 cash and 250,000 shares of Company stock. The Company recorded treasury stock of $250 and a loss of $3,721 relating to this transaction. The
Company's equity in PBAA's losses totaled $46,929 during the period January 1, 1996 through July 18, 1996.

Petrosun
During 1997, the Company purchased 100% of the outstanding common stock of Petrosun Exploration and Production, Inc., an Arizona corporation, in exchange for 600,000 restricted shares of the Company's common stock valued at $263,971. In connection with the purchase, the Company assumed preexisting debt to creditors of Petrosun in the amount of $198,203. The excess of the purchase price over the value of net assets acquired totaled $426,036.

Strategic Consulting
During 1997, the Company purchased 100% of the outstanding stock of Strategic Consulting, Inc. The purchase price consisted of 1,000,000 shares of restricted Cronus stock with a fair market value of $439,952 and $220,000 cash.
Of the purchase price, $220,000 cash and 500,000 shares of stock will be paid in 1998; therefore $439,976 has been recorded as a current liability at December 31, 1997. The excess of the purchase price over the net book value of the assets acquired totaled $659,952.

The following represents the unaudited pro forma results of consolidated operations as if the above-noted business combinations had occurred at the beginning of 1997 and 1996.

                                         1997        1996
     Revenues	                       $ 16,729     $  -0-
     Net income (loss)             $ 1,819,540  $ (716,281)
     Pro forma income (loss) per common share
                                       $  .14      $ (.06)

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of 1996, or of the results which may occur in the future.

5.	Goodwill
The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over five years. Amortization charged to continuing operations amounted to $129,207 and $-0- for 1997 and 1996, respectively. At each balance sheet date, the Company evaluates the realization of goodwill based upon expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. Based on its most recent analysis, the Company recorded a fourth quarter charge of $439,952. The unamortized balance of goodwill totaled $516,829 at December 31, 1997.

6.	Notes Payable
A summary of notes payable to stockholders and officers at December 31, 1997 follows:

Unsecured demand note payable to a Director bearing interest
at 10% annually.                                    $ 5,000

Unsecured note payable to a shareholder, bearing interest at
10%, due July, 1998.                                 18,729

Unsecured notes payable to a company partially owned by a
Director, bearing interest at 8%, due June, 1998.    56,400

                                                   $ 80,129

Accrued interest on notes payable to stockholders and officers totaled $4,356 at December 31, 1997.

A summary of other notes payable at December 31, 1997 follows:

Note payable bearing interest at 8%, due June 1998,
unsecured.                                        $ 30,000

Note payable bearing interest at 8% due April 1999 unsecured
                                                    16,000

Note payable bearing interest at 10%, due July 1998,
unsecured.
                                                    15,000

Notes payable bearing interest at 10%, due August through
December 1998, unsecured.                          101,243

                                             $     162,243

A summary of other notes payable maturities at December 31,
1997 follows:
1998       $ 146,243
1999          16,000
           $ 162,243

7.  Receivable From Sale of Common Stock
During 1997, the Company issued 400,000 shares of restricted, unregistered common stock valued at $175,981. The stock was issued to the shareholders of Tiger Energy Corporation (Tiger) for the purchase of 25% of Tiger's outstanding stock. Tiger stock was not issued to Cronus until January 15, 1998; therefore, the related receivable has been recorded as an increase to stockholders' deficit at December 31, 1997. Subsequent to December 31, 1997, the Company purchased an additional 25% of Tiger's outstanding stock by issuing 400,000 additional shares of Cronus stock.

8.  Extraordinary Item
Cronus, d.b.a. TR-3 Industries, Inc. was in Chapter 7 bankruptcy from 1982 through 1992. The Company had no operations and substantially no assets through November 1995. At December 31, 1996, Cronus was subject to a number of lawsuits, judgments and claims (some of which involve substantial amounts) arising out of the conduct of its business prior to 1983. These liabilities not discharged in the Chapter 7 bankruptcy totaled $2,930,134 at December 31, 1996.

In August 1997, the fifteen year statute of limitations expired on these liabilities. Accordingly, the Company removed the liabilities from the balance sheet and recorded an extraordinary gain of $2,930,134.

9.  Income Taxes
The Company's deferred tax assets consist of the following:
                           December 31,  1997         1996
Current:
 Net operating loss carryforwards     $ 164,000   $ 107,000
 Accrued officer salaries                93,000      53,000
 Liabilities not discharged in bankruptcy   -0-     103,000
Non-Current:
 Goodwill                               125,000         -0-
Total deferred tax assets               382,000     263,000
Valuation reserve                      (382,000)   (263,000)
Net deferred tax assets                  $  -0-     $  -0-

The valuation allowance increased $119,000 in the year ended
December 31, 1997 to fully offset deferred tax balances.

Temporary differences between the net operating losses for financial reporting and income tax purposes primarily relate to accrued officer salaries and goodwill amortization.

At December 31, 1997, the Company has a net operating loss carryforwards for federal and state income tax purposes of approximately $680,000. These federal and state carryforwards will begin to expire in 2010 and 2000, respectively, if not previously utilized. Utilization of the Company's net operating loss carryforwards may be subject to limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1996, as amended, as a result of the Company's issuances of equity securities. These carryforwards, therefore, may expire prior to being fully utilized. Future financings may cause additional changes in ownership and further limitations on the use of federal net operating loss carryforwards.

10.	Related Party Transactions
During 1997, the Company executed three employment contracts with officers and directors that provide for minimum annual compensation of $295,000 and expire in 1999 through 2003. Certain officers also receive an overriding royalty interest of .5% to 1.0% in all oil and gas leaseholds operated by the Company. The contracts contain provisions where a portion of the compensation is to be deferred until the Company is generating sufficient income, as described in the agreement. At December 31, 1997, $388,246 has been included in accrued payroll and related taxes resulting from these agreements.

During 1997, the Company issued 500,000 shares of restricted, unregistered common stock to a Director for consulting services to be provided over a two-year term beginning April, 1997. In connection with this transaction, the Company has included prepaid consulting fees of $156,250 at December 31, 1997.

During 1997, an officer exercised options to purchase
550,000 shares of common stock. As payment for the options, the Company canceled $27,500 of notes payable to the officer.

During 1997, the Company issued to officers and Directors
3,400,000 options to purchase restricted, unregistered common stock.

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

In January 1996, the Company issued 1,035,000 shares of unrestricted stock as payment for professional services.
Current officers and directors have received 320,000 shares under this offering for accounting and legal services totaling $48,000.

11.	Stock Option Plan
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

During 1997, the Company granted various officers and Directors options to purchase a total of 3,400,000 shares of restricted, unregistered common stock. The options were granted at an exercise price ranging from $.31 to $.50 per share, approximately fair value at the grant date.

In July 1996, the Company granted an officer options to purchase 550,000 shares of restricted, unregistered common stock in connection with the Plan. The options were granted at $.05 per share, approximately their fair value at the grant date.

The Company granted an officer options to purchase 2,000,000 shares of restricted, unregistered common stock in connection with the Plan. The options were granted at the estimated market price of $.001 per share on the date of the grant, December 15, 1995. These options were exercised during 1996.

A summary of stock option activity during 1997 follows:
                          Number of     Per share     Total
                           Shares        Average      Price
Shares under option at
December 31, 1996	       550,000     $  .05     $  27,500
Granted                  3,400,000        .47     1,605,000
Exercised                 (550,000)       .05       (27,500)
Shares under option at
December 31, 1997        3,400,000      $ .47   $ 1,605,000
Shares exercisable at
December 31, 1997        2,433,333      $ .47   $ 1,153,333

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's stock options equals or exceeds the fair market value of the underlying stock on the dates of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and such information has been determined as if the Company has accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: risk-free interest rate of 5.5%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 1.002 and .1611, and a weighted-average expected life of the options of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of trade options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair
value of the options is amortized to expense over the
related vesting period.  The Company's pro forma
information follows:
                                     1997          1996
Net income (loss) as reported    $ 1,819,540   $ (531,834)
Pro forma compensation expense for stock options:
1997 grants                          273,695
1996 grants                                        72,720
Pro forma net income (loss)      $ 1,545,845   $ (604,554)
Pro forma income (loss) per share     $ .11       $ (.06)

Pro forma compensation expense presented may not be representative of future pro forma expense, when amortization of multiple years of awards may be reflected.

12.  Non-Cash Investing and Financing Transactions
The Company executed the following non-cash transactions during 1997:
Issue common stock in exchange for notes payable.
                                            $ 511,398

Issue common stock to a related party for consulting
services.                                     250,000

Issue common stock to purchase 100% of common stock of
Petrosun.                                     426,036

Issue common stock to purchase 100% of common stock of
Strategic Consulting.                         439,952

Receivable from sale of common stock.         175,981

Retire treasury stock                          (3,114)

                                         $  1,800,253

The Company executed the following non-cash transactions during 1996:

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

13.  Earnings Per Share
                       For the year ended December 31, 1997
                          Income      Shares     Per-Share
Basic EPS:
Income available to common
  stockholders        $  1,819,540    13,405,994     $ .14
Effect of dilutive securities -
  stock options                -0-        83,700
Diluted EPS:
  Income available to common stockholders plus
   assumed conversion $  1,819,540    13,489,694     $ .14

Options to purchase 2,900,000 shares of common stock at $.50 per share were outstanding during 1997 but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. The options, which expire June 2000 through February 2002 were still outstanding at December 31, 1997.

                       For the year ended December 31, 1996
                        Income(Loss)   Shares     Per-Share
Basic EPS:
Income available to common
  stockholders          $  (531,834)   8,641,173   $ (.06)
Effect of dilutive securities -
  stock options                 -0-          -0-
Diluted EPS:
  Income available to common stockholders plus
   assumed conversion   $  (531,834)   8,641,173   $ (.06)

Options to purchase 550,000 shares of common stock at $.05 per share were outstanding during 1996, but were not included in the computation of diluted EPS because the effect would be antidilutive.

14.  Commitments and Contingencies
The Company was subject to a number of lawsuits, judgments and claims (some of which involved substantial amounts) arising out of the conduct of its business prior to 1983. In the opinion of management, applicable statute of limitations bar these claims. However, if not barred, these liabilities could be material to the financial statements.

Future commitments in connection with employment agreements executed during 1997 with officers of the Company follows:

December 31
    1998            $  295,000
    1999               250,000
    2000               235,000
    2001               195,000
    2002               175,000
Thereafter              58,333
                    $1,208,333

15.  Subsequent Events
In March 1998 the Company executed an agreement whereby the Company sold a 50% working interest and a 40% net revenue interest in various leases for $40,000. Further, the purchaser agreed to share in future costs of drilling and extracting oil and gas from various leased property specified in the agreement.

In February 1998, the Company purchased 100% of the outstanding shares of Triple J Resources Pty. Ltd. (JJJ), for $100,000 and 1,500,000 shares of restricted, unregistered common stock. JJJ was purchased from a company controlled by the previous owner of SCI (see notes 1 and 4). JJJ had no assets or liabilities at the date of the transaction. However, JJJ holds the rights to prospect a specific oil and gas concession in Australia. JJJ has executed a "Farmout" agreement whereby 50% working interest has been transferred to an unrelated party who will fund and perform the work program required by the Australian government.

In March 1998, the Company executed various joint venture agreements in order to fund the exploration and drilling of various oil and gas leases.

In January 1998, the Company issued 400,000 shares of restricted, unregistered common stock in exchange for an additional 25% of the outstanding stock of Tiger Energy
Corporation.

In March 1998, the Company issued 2,450,000 share of restricted, unregistered, common stock in exchange for 100% of the outstanding stock of Rancho El Laurel, S.A. (Rancho) a Costa Rican corporation. The principle asset of Rancho is ownership of 5,000 acres of hardwood forest in Costa
Rica.

CRONUS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION

CONSOLIDATING BALANCE SHEET
December 31, 1997
ASSETS                                  Petrosun
                                       Exploration Strategic
                Consolidating  Cronus  Production Consulting
Consolidated    Adjustments  Corporation   Inc.      Inc.
Current assets:
  Cash and cash equivalents
  $ 1,195                                 $ 1,195
  Other current assets
    3,356                                   3,356
  Accounts receivable
   10,338                                  10,388
  Prepaid consulting fees
  125,000                       125,000
    Total current assets
  139,889                       125,000    14,889

Oil and gas properties, using successful efforts accounting:
  Proved properties
  217,728                                 217,728
  Unproved properties
  121,390                                 121,390
  Wells and related equipment
    5,200                                   5,200
     Total oil and gas properties
  344,318                                 344,318
Less accumulated amortization and depletion
   (1,543)                                 (1,543)
         Net oil and gas properties
  342,775                                 342,775
Other assets:
  Prepaid consulting
   31,250                        31,250
  Deposits
    1,802                         1,802
  Equipment, net
    5,351                         5,351
  Receivable from related corporation
   19,212                                  19,212
  Investment in mining claims
  143,530                       143,530
  Intercompany receivable (payable)
                                301,649  (301,649)
  Investment in PetroSun
                  $ (186,712)   186,712
  Investment in Strategic Consulting
                    (659,952)   659,952
  Goodwill, net
  516,829            516,829
    Total other assets
  717,974           (329,835) 1,330,246  (282,437)
        Total assets
1,200,638           (329,835) 1,455,246    75,277

LIABILITIES AND                         Petrosun
STOCKHOLDERS' EQUITY (DEFICIT)         Exploration Strategic
                Consolidating  Cronus  Production Consulting
Consolidated    Adjustments  Corporation   Inc.      Inc.
Current liabilities:
  Drilling advance
 $  26,300                               $  26,300
  Bank overdraft
     4,518                        4,518
  Accrued payroll and related taxes
   392,162                      391,142      1,020
  Accounts payable
   171,347                       15,555    155,792
  Revenue distribution
     4,536                                   4,536
  Accrued interest
     4,356                        4,356
  Other current liabilities
   439,976                      439,976
  Notes payable to officers and shareholders
    80,129                       23,729     56,400
  Notes payable-other, net of noncurrent portion
   146,243                      116,243     30,000
      Total current liabilities
 1,269,567                      995,519    274,048
  Notes payable-other, noncurrent
    16,000                       16,000
  Investment in joint venture
    40,508                                  40,508
         Total liabilities
 1,326,075                    1,011,519    314,556

Stockholders' equity:
  Common stock
    15,284     $ (2,000)         15,284      2,000
  Additional paid in capital
 1,801,826      (20,382)      1,801,826     20,382
  Receivable from sale of common stock
  (175,981)                    (175,981)
  Accumulated deficit
(1,766,316)    (307,453)     (1,197,152)  (261,711)
  Less 250,000 shares in treasury, at cost
      (250)                        (250)      -
    Total stockholders' equity (deficit)
  (125,437)    (329,835)        443,727   (239,329)
Total liabilities and stockholders' equity (deficit)
$ 1,200,638  $ (329,835)    $ 1,455,246   $ 75,227


CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 1997
                                        Petrosun
                                       Exploration Strategic
                Consolidating  Cronus  Production Consulting
Consolidated    Adjustments  Corporation   Inc.      Inc.
Revenues:
  Oil and gas sales
    $ 10,193                               $ 10,193
  Other income
       2,000                                  2,000
    Total income
      12,193                               $ 12,193

Operating expenses:
  Lease operation and exploration
      63,953                                 63,953
  Salaries and related taxes
     272,440                      272,440
  Professional fees
     151,932                      151,932
  Depreciation and depletion
       3,511                        1,968     1,543
  Other general and administrative
      56,365                       33,431    22,934
    Total operating expenses
     548,201                      459,771    88,430

Loss from operations
    (536,008)                    (459,771)  (76,237)

Loss from operations
    (536,008)                    (459,771)  (76,237)
Other expenses:
  Equity in loss of subsidiary
                $ (77,259)         77,259
  Interest expense
       5,377                        4,355     1,022
  Valuation of goodwill
     439,952      439,952
  Amortization of goodwill
     129,207      129,207
    Total other expenses
     574,536      491,900          81,614     1,022

Net loss before taxes and extraordinary item
  (1,110,544)    (491,900)       (541,385)  (77,259)
Income tax provision
          50                           50

Loss before extraordinary item
  (1,110,594)    (491,900)       (541,435)  (77,259)

Extraordinary item
   2,930,134                    2,930,134

Net income (loss)
 $ 1,819,540   $ (491,900)    $ 2,388,699 $ (77,259)


CRONUS CORPORATION AND SUBSIDIARIES
UNAUDITED SUPPLEMENTARY INFORMATION
____________

CRONUS CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL RESERVE INFORMATION (Unaduited)
For the year ended December 31, 1997

Capitalized Costs Relating to Oil and Gas Producing
Activities at December 31, 1997

Unproved oil and gas properties          $ 121,390
Proved oil and gas properties              217,728
Support equipment and facilities             5,200
                                           344,318
Less accumulated depreciation and depletion (1,543)
Net capitalized costs                    $ 342,775

Costs Incurred in Oil and Gas Producing Activities for the
Year Ended December 31, 1997

Property acquisition costs
    Proved                               $ 217,728
    Unproved                               118,786
    Exploration                              1,572
                                         $ 338,086

Results of Operations for Oil and Gas Producing Activities for the Year Ended December 31, 1997

Oil and gas sales                         $ 10,193
Production costs                           (62,381)
Depreciation and depletion                  (3,511)
Exploration                                 (1,572)

Results of operations for oil and gas Producing
  activities (excluding corporate overhead)
                                         $ (57,271)

Reserve Information
The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil
(including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved and developed oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses
(based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                                      Oil             Gas
                                     (Bbls)          (Mcf)
Proved developed and undeveloped reserves
  Beginning                            -0-            -0-
  Purchase                         1,126,510    25,133,272
  Production                            (211)       (6,236)
  End of year                      1,126,299    25,127,036

Proved developed reserves
  Beginning of year                    -0-            -0-
  End of year                        173,886     2,868,764

Standardized measure of discounted future net cash flows at
 December 31, 1997
    Future cash inflows                $    9,397,254
    Future production costs                  (469,803)
    Future income tax expense              (2,142,574)
                                            6,784,877
10% annual discount for estimated timing of cash flows
                                           (4,278,175)
Standardized measures of discounted future net cash flows
relating to proved oil and gas reserves   $ 2,506,702


     EXHIBITS.

1.  The Company's Articles of Incorporation, as amended.
2. The Company's By-Laws, incorporated by reference from the 1995 10-KSB filed on April 15, 1997.
3. The Company's Executive long-term Stock Investment Plan, incorporated by reference from the Proxy Statement filed on January 15, 1998.
4.  Employment Contract of Jonathan Roberts.
5.  Employment Contract of Kevin Sherlock.
6. Reorganization agreement with PetroSun Exploration & Production, Incorporated, incorporated by reference from the Form 8-K filed on June 16, 1997.
8. Employment Contract of Gordon M. LeBlanc, Jr., incorporated by reference from the Form 8-K filed on June 16, 1997.
9. Consulting Contract with George Hennessey, incorporated by reference from the 1996 10-KSB filed on October 15, 1997.
10.  Contract for the sale of gas products to Louisiana
Intrastate Gas.
11.  List of subsidiaries.
12.  Consent of Auditors.


Exhibit 1. The Company's Articles of Incorporation, as amended.

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

ARTICLE ELEVEN. [Contracts of Corporation]. No contract or other transaction between the corporation and any other corporation, whether or not a majority of the shares of the capital stock of such other corporation is owned by this corporation, and no act of this corporation shall in any way be affected or invalidated by the fact that any of the directors of this corporation are pecuniarily or otherwise interested in, or are directors or officers of such other corporation. Any director of this corporation, ndividually, or any firm of which such director may be a member, may be a party to, or any be pecuniarily or otherwise interested in any contract or transaction of the corporation; provided, however, that the fact that he or such firm is so interested shall be disclosed or shall have been known to the Board of Directors of this corporation, or a majority thereof;
and any director of this corporation who is also a director or officer of such other corporation, or who is so interested, may be counted in determining the existence of a quorum at any meeting of the Board of Directors of this corporation that shall authorize such contract or transaction, with like force and effect as if he were not so interested.

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

/s/
Thomas J Neavitt

/s/
Franklin C. Cook

/s/
Jack A. Birnbaum


Exhibit 4.  Employment Contract of Jonathan Roberts.

EMPLOYMENT AGREEMENT

This EMPLOYMENT AGREEMENT ("Agreement") is entered into and dated for reference purposes as of May 15, 1997, by and between Cronus Corporation, a Nevada corporation having a principal place of business at 7660 E. Broadway, Suite 210, Tucson, Arizona (hereinafter referred to as the "Company"), and Jonathan Roberts, an individual residing at 660 S. Freeman Road, Tucson, Arizona (hereinafter referred to as "Employee"). Company and Employee are sometime collectively referred to as "the Parties".

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

NOW, THEREFORE, in consideration of the mutual covenants and promises herein, the Parties hereto agree as follows:

AGREEMENT

1.  EMPLOYMENT

1.1 Office and Duties. The Company agrees to employ Employee and Employee agrees to work for the Company in the capacity of President of Cronus Corporation. Employee shall have those duties as are normally associated with his office and such other duties pertaining to such office as may from time to time be assigned to him. While employed hereunder, Employee shall devote his time, effort, skill and attention to the affairs of Cronus, and shall faithfully and diligently promote the business and interest of Cronus. Employee may make personal investments in business entities or purchase shares of stock traded upon a recognized U.S. securities exchange, provided that such investments or purchases are not in companies which compete, directly or indirectly, with Cronus, and do not otherwise interfere or conflict with Employee's performance of this Agreement.

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

2.  COMPENSATION.

2.1 Base Salary. The Company shall continue to pay Employee during the term of his employment hereunder a base salary of $175,000 per annum. Employee may receive annual increases and bonuses based on performance, at the discretion of the Board of Directors. The base salary shall be due and payable in equal bi-weekly installments. The Company acknowledges that it owes Employee approximately $262,083 in deferred compensation to date. Employee agrees to continue to defer $100,000 of annual salary until company is, in the opinion of the Board of Directors, generating sufficient income, or until December 1, 1997, whichever occurs first. Additionally, Employee will be granted a 1.0% over-riding royalty interest (ORRI) covering all oil and gas leaseholds, owned, operated and/or managed by Cronus or any subsidiary, which may be converted to a carried working interest at the employee's option.

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

EMPLOYEE:                     EMPLOYER:
                              CONUS CORPORATION



_________________              ____________________
Jonathan Roberts              By: Kevin M. Sherlock,
                              Member, Board of Directors


Exhibit 5.  Employment Contract of Kevin Sherlock.

EMPLOYMENT AGREEMENT

This EMPLOYMENT AGREEMENT ("Agreement") is entered into and dated for reference purposes as of May 1, 1997, by and between Cronus Corporation, a Nevada corporation having a principal place of business at 7660 E. Broadway, Suite 210, Tucson, Arizona (hereinafter referred to as the "Company"), and Kevin Sherlock, an individual residing at 43 E. 2nd
Street, Tucson, Arizona (hereinafter referred to as
"Employee"). Company and Employee are sometime collectively referred to as "the Parties".

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

NOW, THEREFORE, in consideration of the mutual covenants and promises herein, the Parties hereto agree as follows:

AGREEMENT

1.  EMPLOYMENT

1.1 Office and Duties. The Company agrees to employ Employee and Employee agrees to work for the Company in the capacity of Secretary of Cronus Corporation. Employee shall have those duties as are normally associated with his office and such other duties pertaining to such office as may from time to time be assigned to him. While employed hereunder, Employee shall devote his time, effort, skill and attention to the affairs of Cronus, and shall faithfully and diligently promote the business and interest of Cronus. Employee may make personal investments in business entities or purchase shares of stock traded upon a recognized U.S. securities exchange, provided that such investments or purchases are not in companies which compete, directly or indirectly, with Cronus, and do not otherwise interfere or conflict with Employee's performance of this Agreement.

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

2.  COMPENSATION.

2.1 Base Salary. The Company shall pay Employee during the term of his employment hereunder a base salary of $60,000 per annum. Employee may receive annual increases and bonuses based on performance, at the discretion of the Board of Directors. The base salary shall be due and payable in equal bi-weekly installments. The Company acknowledges that it owes Employee $8,000 in deferred compensation to date. Employee agrees to defer $2,000 of monthly salary until company is, in the opinion of the Board of Directors, generating sufficient income, or until December 1, 1997, whichever occurs first. Additionally, Employee will be granted a 0.5% over-riding royalty interest (ORRI) covering all oil and gas leaseholds, owned, operated and/or managed by Cronus or any subsidiary, which may be converted to a carried working interest at the employee's option.

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

EMPLOYEE:                          EMPLOYER:
                                   CRONUS CORPORATION



______________                     _____________________
Kevin Sherlock                     By: Jonathan Roberts,
                                   President, and
                                   Member, Board of
                                   Directors


Exhibit 10. Contract for the sale of gas products to Louisiana Intrastate Gas.

THIS AGREEMENT, effective as of August 6, 1997, by and between PETROSUN EXPLORATION AND PRODUCTION, INC., hereinafter referred to as "Seller", and LOUISIANA
INTRASTATE GAS COMPANY L.L.C., hereinafter referred to as "Buyer".

WHEREAS, Seller owns oil, gas and mineral leases, or mineral servitudes, or fee lands or operating rights therein which are or may be productive of gas, and Seller has the right to sell such gas for its own account or for the account of others, or both; and

WHEREAS, Seller desires to sell gas to Buyer and Buyer desires to purchase such gas from Seller.

NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained, the parties hereto do hereby covenant and agree as follows:

l. Commitment: Subject to all the terms, conditions and limitations herein set forth, Seller agrees to sell and deliver or cause to be delivered to Buyer on an "as, if and when available basis", and Buyer agrees to purchase and receive or cause to be received from Seller on an "as, if and when needed basis" during the term hereof all of Seller's gas available for sale from Seller's interest from various wells located in or near the Lake End Field, Red River Parish, Louisiana. It is understood and agreed that delivery is limited to 800 MMBtu per day into LIG's six inch (6") Lake End to Hanna pipeline segment. For volumes of gas in excess of 800 MMBtu per day, it is understood and agreed that Seller will provide facilities necessary to connect Seller's well or wells to a mutually agreeable point or points on LIG's eight inch (8") pipeline segment. It is understood and agreed that Seller's commitment is limited to the term of the Contract as hereinafter set out and applies to Seller's extant rights, titles and interests in the gas committed herein. It is also understood and agreed that Seller warrants that the gas committed hereunder is free from any commitment made by, through, or under Seller in conflict with this Contract for its duration, and without limiting the warranty of Seller as to gas delivered as provided in the General Terms and Conditions attached hereto in Exhibit "A", Seller represents that to the best of its knowledge the gas committed hereunder is free from any commitment made by, through, or under any other party in conflict with this Contract for its duration.

2. Delivery Point: The point(s) of delivery and measurement of gas purchased and sold pursuant to this Contract shall be at the inlet side of the metering facilities of Buyer to be located on LIG's pipeline in or near Section 20, Township
11 North, Range 9 West, Red River Parish, Louisiana. Title to and responsibility for all gas shall pass from Seller to Buyer at said point(s) of delivery.

3. Delivery Pressure: The gas shall be delivered by Seller at the point(s) of delivery at such pressure as may be necessary to effect the delivery of such gas into LIG's transmission line against the pressure existing therein from time to time, however, LIG's six inch (6") transmission line will not exceed 350 pounds per square inch gauge, LIG's eight inch (8") transmission line will not exceed 720 pounds per square inch gauge; provided, further, that neither Seller nor Buyer shall be obligated to install compression equipment for delivery of gas into LIG's pipeline, but either Seller or Buyer shall have the right to install such compression equipment and operate the same at its own cost and expense.

4. Price: The price shall be per MMBTU on a dry basis, and inclusive of all taxes and any other adjustments equal to the dollar amount shown in the Natural Gas Week published by The Oil Daily Co., Suite 500, 1401 New York Ave., N.W., Washington, D.C. 20005 (telephone 800/621-0050) from the first week's publication for the month in which the gas is delivered under the category Louisiana-Gulf Coast-Onshore-Intrastate-Wellhead-Spot Bid Week in the table labeled "Gas Price Report," less $0.10 provided that if said referenced price is no longer published, Seller and Buyer shall renegotiate the price payable hereunder as soon as practicable, and in default of agreement to a renegotiated price either Seller or Buyer may terminate this Contract upon thirty (30) days prior written notice, with the price last in effect continuing until the date of termination.

5. Meter Administration Fee:  Seller agrees to pay Buyer a
Meter Administration Fee of six hundred dollars ($600) per month per meter, for each and every month during the term of this Contract.

6. Term of Contract: The term of this Contract shall be from the date of initial delivery through August 31, 1998, and shall continue from month to month until terminated by either party with thirty (30) days prior written notice.

7. Facilities: Seller shall provide the gathering and production facilities necessary to connect Seller's well or wells with the delivery point(s) above specified. Seller shall install pressure control equipment standard to the industry embodying a pressure controller to sense Buyer's transmission line pressure which will allow unattended operation of said transmission system at varying flow conditions. Buyer shall construct and Buyer shall operate or cause to be operated only such measurement station facilities as Buyer may find necessary in practice for the measurement of the gas purchased hereunder.

8. Addresses:
Invoices/Statements/Payments:
Louisiana Intrastate Gas Company L.L.C 5555 San Felipe,
Suite 2100, Houston,
TX 77056, Attn: Gas Accounting

Notices and Correspondence:
Louisiana Intrastate Gas Company L.L.C. 5555 San Felipe,
Suite 2100,
Houston, TX 77056, Attn: Gas Supply

Invoices/Statements/Payments:
PetroSun Exploration and Production, Inc. 8129 North 87th
Place, Scottsdale,
AZ 85258

Notices and Correspondence:
PetroSun Exploration and Production, Inc. 8129 North 87th
Place, Scottsdale,
AZ 85258

9. General Terms and Conditions: This Contract is subject to Louisiana Intrastate Gas Company L.L.C.'s General Terms and Conditions applicable to Gas Purchase Contracts, a copy of which is attached hereto and made a part hereof as Exhibit "A".

If the above accurately reflects our agreement and understanding, please execute both originals and return for our execution. One (1) fully executed copy will be returned for your file.

ACCEPTED AND AGREED TO THIS 9TH DAY OF AUGUST, 1997.
PETROSUN EXPLORATION AND PRODUCTION, INC.
BY: GORDON M. LEBLANC, JR., PRESIDENT

ACCEPTED AND AGREED TO THIS 21ST DAY OF AUGUST, 1997.
LOUISIANA INTRASTATE GAS COMPANY L.L.C.
BY: ITS PRESIDENT


GENERAL TERMS AND CONDITIONS

APPLICABLE TO

GAS PURCHASE CONTRACT


INDEX

Section    Subject

1.   Definition of Terms
2.   Quality
3.   Metering and Measurement
4.   Billing and Payment
5.   Force Majeure
6.   Default
7.   Warranty
8.   Easements
9.   Miscellaneous

GENERAL TERMS AND CONDITIONS

1. DEFINITION OF TERMS

l.l The word "day" shall mean a period of twenty-four (24) consecutive hours beginning and ending at eight o'clock A.M.
Local Time.

1.2 The word "month" shall mean a period beginning at eight o'clock A.M. on the first day of a calendar month and ending at eight o'clock A.M. on the first day of the next succeeding calendar month.

1.3 The word "year" shall mean a contract year (rather than a calendar year unless the context clearly contemplated a calendar year) which shall mean a period of three hundred sixty-five (365) consecutive days, the first such contract year beginning at eight o'clock A.M. on the day of first delivery of gas hereunder, provided however, that any such year which contains a date of February 29 shall consist of three hundred sixty-six (366) consecutive days.

1.4 The term "Calendar Quarter" shall mean three consecutive months commencing each January 1, April 1, July
1, and October 1.

1.5 The word "gas" shall mean natural gas including both gas well gas and casinghead gas of the quality described in Paragraph 2 hereof.

1.6 The term "casinghead gas" excludes gas cap gas and shall mean gas produced in association with crude petroleum from an oil well, all or substantially all of which is indigenous to the oil strata from which such crude petroleum oil is produced, together with gas lift gas produced with oil, whether originally produced from the same oil strata or not.

1.7 The term "gas well gas" shall mean all other gases, including gas cap gas, or the mixture of hydrocarbon gases produced from Seller's leases other than what is included within the definition of casinghead gas.

1.8 The term "cubic foot of gas" shall mean the volume of gas which would occupy one cubic foot of space when such gas is at a temperature of sixty degrees Fahrenheit (60oF) and a pressure of 15.025 pounds per square inch absolute. Computation of volume shall be made in accordance with the provisions of Louisiana R.S. 55:151-156 known as the "Standard Gas Measurement Law" of the State of Louisiana.

1.9 The letters "MCF" shall denote one thousand (1,000) cubic feet of gas.

1.10 The term "British Thermal Unit" or "BTU" shall mean the amount of heat required to raise the temperature of one pound of pure water from fifty-eight and five-tenths degrees Fahrenheit (58.5oF) to fifty-nine and five-tenths degrees Fahrenheit (59.5oF).

l.l1  The term "MMBTU" shall denote one million (1,000,000)
British thermal units.

1.12 The term "heating value" means the gross number of British thermal units produced by the combustion at constant pressure, of the amount of gas saturated with water vapor which would occupy a volume of one (1) cubic foot at a temperature of sixty degrees Fahrenheit (60oF), under a pressure equivalent to that of thirty inches (30") of mercury at thirty-two degrees Fahrenheit (32oF) and under gravitational force (acceleration 980.665 cm. per sec. per sec.) with air of the same temperature and pressure as the gas, when the products of combustion are cooled to the initial temperature of the gas in air, and when the water formed by combustion is condensed to the liquid state, expressed at a pressure base of 15.025 psia on a dry basis.

1.13 The term "Buyer's transporter" shall mean the party or parties, if any, designated by Buyer, to receive and handle gas deliverable hereunder for Buyer's account.

2.  QUALITY

2.1 Buyer may, but shall not be obligated to, purchase gas delivered hereunder if said gas fails to comply with the following quality requirements:

a. Heating Value: Such gas shall have a total heating value, determined as hereinafter provided, of not less than nine hundred fifty (950) BTU's per cubic foot. If the heating value of any gas tendered by Seller for delivery shall be below nine hundred fifty (950) BTU's per cubic foot, Buyer shall have the option to either:

(1)  Accept delivery of such gas.

(2) Refuse to accept delivery of such gas until Seller shall restore the total heating value required for delivery.

If Buyer refuses to accept delivery and Seller is unable or fails to restore the total heating value, then upon ninety
(90) days written notice from Seller of its desire to withdraw from this Contract such sources of gas deficient in heating value it shall be privileged to do so unless Buyer thereupon elects to continue to purchase gas hereunder.

b. Freedom of Objectionable Matter: The gas to be delivered by Seller hereunder:

(1) Shall be commercially free from dust, gums, water, crude oil, impurities and other objectionable substances which may become separated from the gas and interfere with its transmission through Buyer's pipeline system.

(2) Shall be commercially free from hydrogen sulfide containing not more than one (1) grain of hydrogen sulfide per one hundred (100) cubic feet.

(3) Shall not contain more than twenty (20) grains of total sulfur per one hundred (100) cubic feet.

(4)  Shall not contain more than two-tenths of one percent
(.2 of 1%) of oxygen by volume, nor more than four percent
(4%) of total inert gases including a maximum of two percent
(2%) carbon dioxide (CO2).

c. Dehydration: The gas shall be dehydrated to contain not more than seven (7) pounds of water per one million
(1,000,000) cubic feet of gas.

d. Delivery Temperature: The gas shall be delivered at a temperature not less than forty degrees Fahrenheit (40oF) nor greater than one hundred twenty degrees Fahrenheit
(120oF).

3.  METERING AND MEASUREMENT

3.1 The volume unit of the gas delivered under this Contract shall be one thousand (1,000) cubic feet.

3.2 Unit of Volume: The unit of volume, for purposes of measurement, shall be one (1) cubic foot of gas at a temperature of sixty degrees Fahrenheit (60oF) and at a pressure of fifteen and twenty-five thousandths (15.025)
pounds per square inch absolute, as defined in the 1950
Standard Gas Measurement Law of the State of Louisiana.

3.3 Measurement Equipment: Buyer shall install, maintain, own and operate orifice meters of standard make accepted by the industry with flange type connections and chart cycles not to exceed eight (8) days, and any other auxiliary measuring equipment necessary in order to accomplish accurate measurement of the gas to be delivered hereunder; such measurement equipment including electronic gas measurement devices, to be installed and operated in accordance with the American National Standard publication, Orifice Metering of Natural Gas ANSI/API 2530 "A.G.A. Report No. 3", as amended from time to time, or by any other method commonly used in the industry and mutually acceptable.
Buyer shall be responsible for the calculation of volumes received at the delivery point.

Buyer shall give reasonable notice to Seller of the scheduling of measurement tests so that Seller may have a representative present to observe the test.

3.4  Temperature and Specific Gravity:

a. The temperature of the gas in Buyer's meters shall be determined by Buyer by means of a recording thermometer installed at each point of delivery or other mutually agreeable method. The arithmetical average of the hourly temperatures recorded during periods of flow only during each day shall be deemed the gas temperatures, and shall be used in computing the volumes of gas delivered hereunder.
In the absence of a recording thermometer, the temperature shall be assumed to be sixty degrees Fahrenheit (60oF).

b. The specific gravity of the gas shall be determined by Buyer at each point of delivery with a density type of gas balance or by such other method as shall be agreed upon between the parties. If the density type gas balance method is used, the specific gravity of the gas delivered shall be determined once monthly or as often as is found necessary in practice. The regular monthly test shall determine the specific gravity at each delivery point to be used in computation for the measurement of gas delivered at each such delivery point until the next regularly scheduled test or until changed by a special test; the special test to be applicable from the date made until the next regularly scheduled test.

3.5 Determination of Heating Value: The heating value per cubic foot of gas shall be determined monthly or as Buyer or Seller may deem necessary in practice that the parties mutually agree upon. The heating value under the standard of
Section 1.12 as applied pursuant to this Section shall be used to determine the total BTU content of all gas delivered hereunder. The gross British thermal unit content per cubic foot of gas delivered hereunder shall be determined by Buyer by the use of a spot sample taken during such month to be analyzed on a gas chromatography; or at Buyer's option, by the use of a continuous sampler (of an approved type to be analyzed on a gas chromatography), or at Buyer's option, by the arithmetical average of the records of a recording calorimeter of an approved type which, at Buyer's option, may be installed, operated and maintained at the place of measurement of the gas, or the BTU value may be determined by application of the American Gas Association (AGA) Report No. 5 Fuel Gas Energy Metering, using the applicable specific gravity and applying the inert value of N2 and CO2 from an applicable spot or continuous sample. Use of either a calorimeter or the AGA Report No. 5 method will result in a daily BTU value. The BTU value may be determined by such other methods upon which the parties may mutually agree. Seller shall be permitted to witness the testing of samples. Monthly billings will be reckoned by multiplying the measured volume by the average BTU content per cubic foot as shown by the installed calorimeter or as shown by the sample tested. Based upon such determination, calculations shall then be made to determine the gross British thermal unit content per cubic foot of gas at 14.7 psia and sixty degrees Fahrenheit (60oF), adjusted to a pressure base of 15.025 psia on a dry basis.

3.6 Deviation from Boyle's Law: Appropriate correction shall be made for any deviation from Boyle's Law. Correction of volumes for deviation from Boyle's Law shall be made in accordance with the methods and formulas prescribed in the American Gas Association's manual Supercompressibility Factors for Natural Gas NX-19 for the determination of supercompressibility factors for natural gas as last amended and superseded.

3.7 Atmospheric Pressure: For purposes of measurement and meter calibration, the atmospheric pressure shall be assumed to be constant at fourteen and seven-tenths (14.7) pounds per square inch.

3.8 Check Measuring Equipment: Seller may, at its option, install and operate check measuring equipment to check the accuracy of Buyer's measurements; such equipment to be of the same or similar type as that installed by Buyer.
Seller may install such check measuring equipment on Buyer's meter run. Seller shall install and operate such check measuring equipment so that it will not interfere with the operation of Buyer's facilities. Each party shall give reasonable notice to the other of tests so that the other party may conveniently (but, at its expense), have its representative present. If such notice has been given and the other party is not present at the time specified, the party giving the notice may proceed as though the other party were present.

3.9  Corrections: If upon any such test, Buyer's meter(s) is
(are) found to be inaccurate:

a. By less than one percent (1%), previous readings thereof shall be considered correct, but such meter shall be adjusted at once to read correctly.

b. By one percent (1%) or more, such meter shall be adjusted at once to read correctly and previous readings thereof shall be corrected to zero error for the period of time during which said meter was known or agreed by the parties to be inaccurate, and in the event the extent of such period of inaccuracy is not known or agreed upon, then such corrections shall be made for a period of one-half
(1/2) of the elapsed time since the date of the last preceding test. In the event Buyer's meter is out of service or registering inaccurately, and the inaccuracy cannot be calculated, the volume of gas delivered hereunder shall be estimated, (1) by using the registration of any check meter or meters, if installed and accurately registering, or, in their absence, (2) by correcting the error if the percentage of error is ascertainable by calibration, test, or mathematical calculation, or, if neither such method is feasible, (3) by estimating the quantity of delivery by deliveries during a period under similar conditions when the meter was registering accurately, or (4) by any other method agreed upon.

3.10 Preservation of Charts, etc.: All test data, charts, and other similar records shall be preserved by Buyer for a period of at least two (2) years and shall, upon the request of Seller, be sent to Seller for inspection at any reasonable time. All such test data, charts and any other similar records sent to Seller shall be returned to Buyer's transporter within thirty (30) days.

4.  BILLING AND PAYMENT

4.1 No later than the twenty-fifth (25th) day of each calendar month after deliveries of gas are commenced hereunder, or the first working day thereafter, Buyer shall render a statement to Seller showing the amount of gas delivered during the preceding month, together with a check in the amount due therefor and with sufficient information to explain and support any adjustments made by Buyer with respect to the value of gas delivered in determining the amounts stated as due. If Buyer requires an allocation statement to determine the actual volumes sold under the Contract, or the amount to be paid to Seller for gas sold under the Contract, Seller shall be responsible for supplying Buyer with a written allocation statement no later than the tenth (lOth) day of the month for gas delivered hereunder during the preceding month. Buyer shall be entitled to rely on such allocation statement as accurately setting forth the information stated therein. If such allocation statement is not received by the tenth (lOth) day of such month, then payment may be delayed one day for each day past the tenth (lOth) that said allocation statement is late.

4.2 Should Buyer fail to pay the full amount due Seller when the same is due, as herein provided, interest thereupon shall accrue at the rate of twelve percent (12%) per annum from the date when such payment is due until the same is paid. If such failure to pay continues for sixty (60) days, Seller may suspend deliveries of gas hereunder, but the exercise of such right shall be in addition to any and all other remedies available to Seller.

4.3 Upon request, Buyer, or Buyer's transporter, shall make available to Seller for checking and calculation all volume and temperature (and heating value where applicable) charts used in the measurement of gas delivered hereunder no earlier than twenty (20) days after the last chart for each billing period is removed from the meters. Such charts shall be returned to Buyer, or Buyer's transporter, within thirty (30) days.

4.4 Each party shall have the right at all reasonable times to examine the books, records, and charts of the other party to the extent necessary to verify the accuracy of any statement, charge, computation or demand made under or pursuant to any of the provisions of this Contract within the previous two (2) years.

5.  FORCE MAJEURE

5.1 In the event of either party hereto being rendered unable, wholly or in part, by force majeure to carry out its obligations hereunder, it is agreed that on such party's giving notice and full particulars of such force majeure in writing or by telegraph to the other party as soon as practicable after the occurrence of the cause relied on, then the obligations of the party giving such notice, so far as they are affected by such force majeure, shall be suspended during the continuance of any inability so caused, but for no longer period, and such cause shall as far as possible be remedied with all reasonable dispatch. The occurrence of a cause of force majeure shall not excuse the payment of money for gas delivered.

5.2 The term "force majeure" as employed herein and for all purposes relating hereto shall mean acts of God, strikes, lockouts or other industrial disturbances, acts of the public enemy, wars, blockades, insurrections, riots, epidemics, landslides, lightning, earthquakes, fires, storms, hurricane warnings, crevasses, floods, washouts, arrests and restraints of governments and people, civil disturbances, explosions, breakage or accident to machinery or lines of pipe, the necessity for making repairs or alterations to machinery or lines of pipe, freezing of wells or lines of pipe, partial or entire failure of wells, inability of any party hereto to obtain necessary materials, supplies or permits due to existing or future rules, regulations, orders, laws or proclamations of governmental authorities (both Federal and State), including both civil and military, and any other causes whether of the kind herein enumerated or otherwise, not within the control of the party claiming suspension and which by the exercise of due diligence such party is unable to prevent or overcome; such term shall likewise include (a) in those instances where either party, or its transporter, hereto is required to obtain servitudes, rights-of way grants, permits or licenses to enable such party to acquire, the inability of such party to acquire, or the delays on the part of such party in acquiring, at reasonable cost and after the exercise of reasonable diligence, such servitudes, rights-of way grants, permits or licenses, and (b) in those instances where either party, or its transporter, hereto is required to furnish materials and supplies for the purposes of constructing or maintaining facilities, or is required to secure permits or permissions from any governmental agency to enable such party to fulfill its obligations hereunder, the inability of either party to acquire, or the delays on the part of such party, or its transporter, in acquiring at reasonable cost and after the exercise of reasonable diligence, such materials and supplies, permits and permissions.

5.3 If the gas covered hereby is to be handled by a third party, whether as transporter or under the independent contract, before or after delivery to or for the account of Buyer, any cause affecting said third party which would be a cause of force majeure if directly affecting Buyer or Seller shall be excused as force majeure hereunder.

5.4 It is understood and agreed that the settlement of strikes or lockouts shall be entirely within the discretion of the party having the difficulty, and that the above requirements that any force majeure shall be remedied with all reasonable dispatch shall not require the settlement of strikes or lockouts by acceding to the demands of the opposing party when such course is inadvisable in the discretion of the party having the difficulty.

6.  DEFAULT

6.1 It is covenanted and agreed that if either party hereto shall fail to perform any of the covenants or obligations imposed upon it under and by virtue of this Contract, then in such event the other party hereto may at its option terminate this Contract by proceeding as follows: The party not in default shall give written notice to the party in default stating specifically the cause or causes for terminating this Contract and declaring it to be the intention of the party giving the notice to terminate same; thereupon the party in default shall have thirty (30) days after the giving of the aforesaid notice in which to remedy or remove the cause or causes stated in the notice for terminating this Contract, and if within said period of thirty (30) days the party in default does so remedy or remove said cause or causes and fully indemnify the party not in default for any and all consequences of such breach, then such notice shall be withdrawn and this Contract shall continue in full force and effect. In case the party in default does not so remedy or remove the cause or causes and indemnify the party giving the notice in any and all consequences of such breach, within said period of thirty
(30) days, then at the option of the party giving the notice, this Contract shall become null and void from and after the expiration of said period. Any cancellation of this Contract pursuant to this provision by Buyer shall be without prejudice to the right of Seller to collect any amounts then due Seller for natural gas delivered prior to the time of cancellation, provided that the same shall be taken in accordance with the applicable provisions of this Contract for quantities and rate of flow, and without waiver of any remedy to which the party not in default may be entitled for violations of this Contract.

7.  WARRANTY

7.1 Each Seller to the extent of its interest hereby warrants title to all gas delivered hereunder and each such Seller warrants that all of its such gas is owned by Seller free from all liens and adverse claims including liens to secure payment of production taxes, severance taxes and other taxes. Seller shall at all times have the obligation to pay all royalties due and payable to the mineral and royalty owners under Seller's leases. Seller agrees to indemnify Buyer and save Buyer harmless from all suits, actions, debts, accounts, damages, costs, losses and expenses arising from or out of adverse claims of any or all persons to said gas or to royalties, taxes which Seller is obligated to pay hereunder, license fees, or charges thereon which are applicable before the title to the gas passes to Buyer. If any Seller's title or right to sell the gas committed hereunder is questioned or involved in any action, Buyer may withhold payment (without interest) of sums due hereunder to such Seller up to the amount of the claim until title or right to sell is freed from such question or such action is finally determined or until such Seller shall have furnished a corporate warranty satisfactory to Buyer conditioned to save Buyer harmless with respect to such claim. In no event may Buyer pay any adverse claimant without the consent of Seller or an order of a court of competent jurisdiction authorizing such payment.

8.  EASEMENTS

8.1 To the extent that Seller has the right to do so under its leases, Seller hereby grants to Buyer's transporter the right to install, maintain and operate on the lands held by Seller any and all pipelines, measuring equipment and other facilities required to enable Buyer's transporter to take delivery of gas under this Contract in accordance with the terms thereof. All such pipelines, measuring equipment and other facilities shall be installed so as not to interfere with Seller's operations on its leases as of the time such pipelines, measuring equipment and other facilities may be installed.

9.  MISCELLANEOUS

9.1 Seller shall be responsible for and shall indemnify Buyer against all liabilities and claims arising out of the handling of gas delivered through Seller's facilities up to the point of delivery. Buyer shall be responsible for and shall indemnify Seller against all liabilities and claims arising out of the receipt and further handling of gas delivered hereunder through the facilities of Buyer's transporter at the point of delivery thereof and thereafter.

9.2 No waiver by either party of one or more defaults by the other in the performance of any of the provisions of this Contract shall operate or be construed as a waiver of any other or further default or defaults, whether of a like or of a different character.

9.3 This Contract shall be binding upon and inure to the benefit of the heirs, legal representatives, successors and assigns of the respective parties hereto, shall constitute a real right and covenant running with the lands and leasehold estates covered hereby, and shall be binding upon any purchaser of the properties of Seller which are subject to this Contract.

9.4 No prohibition against assignment without the consent of the other party, or other language of similar import elsewhere herein contained, shall prohibit any party to this Contract from using this Contract as security for its indebtedness or from making any assignment, pledge or mortgage in connection therewith or prohibit or limit Buyer from assigning this Contract to an affiliate.

9.5 Seller shall not be required or obligated to drill, rework or deepen any well and Seller shall not be required or obligated to operate any well which in Seller's judgment, exercised in good faith, it would be uneconomical for Seller to so operate.

9.6 Seller agrees to complete its wells in a workmanlike manner and in accordance with the rules, regulations and orders of any regulatory body having jurisdiction and to keep its wells in good condition.

9.7 Seller agrees at its expense to install and to properly maintain and operate at Seller's wells or on Seller's gathering lines such drips, separators, dehydrators, or any other equipment as may be reasonably necessary to remove from the gas delivered hereunder all free water and all objectionable solids and all liquid hydrocarbons, distillate and condensate capable of being removed from the gas by means of wellhead separators generally used in the industry, and Seller agrees to so install, maintain and operate such heaters and other devices as a reasonably prudent operator would deem necessary to prevent the freezing of wells or gathering lines and to assure the continuous delivery of gas conforming to the quality provisions hereof.

9.8 It is hereby agreed by and between the parties that all aspects of the Contract, including interpretation of its provisions and any disputes arising hereunder are to be governed solely and exclusively by Louisiana Law.

END OF EXHIBIT "A"


Exhibit 11.  List of Subsidiaries.

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

Strategic Consulting and Administration, Inc., a wholly owned subsidiary, incorporated in Arizona on September 7, 1990.

Triple "J" Resources Pty., Ltd., a wholly owned subsidiary, was incorporated in Queensland, Australia on July 27, 1994.

The Company owns 50% of the outstanding shares of Tiger
Energy Corporation, which was incorporated in Nevada on July
25, 1997.

Exhibit 12. Consent of Auditors.

ADDISON, ROBERTS & LUDWIG, P.C.
Certified Public Accountants

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

We hereby consent to the inclusion of our report dated June
10, 1998, in the annual report of Cronus Corporation on Form
10-KSB for the year ended December 31, 1997.

/s/

Addison, Roberts & Ludwig, P.C.
Tucson, Arizona
June 10, 1998

2910 North Swan Road, Suite 204
Tucson, Arizona 85712