Form 10QSB
period 1998-06-30
CRONUS CORP
filed 1998-08-25
CIK 317810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 1998

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
[X] Yes [  ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class               Outstanding as of July 1, 1998
$.001 PAR VALUE          21,864,816  SHARES
  COMMON STOCK

    DOCUMENTS INCORPORATED BY REFERENCE:

1.  Audited Financial Statements for the years ended
December 31, 1997 and 1996, dated June 10, 1998.  1997 10-
KSB filed June 15, 1998.

     PART 1

ITEM 1.  Financial Statements

J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716

Cronus Corporation
Tucson, Arizona

I have compiled the accompanying balance sheet of Cronus
Corporation (and subsidiary PetroSun) as of June 30, 1998, and the related consolidated statement of income for the three and six months ended June 30, 1998 and 1997, in accordance with standards established by the American
Institute of Certified Public Accountants.

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

/s/
J. Dennis Bartlett, P.C.
August 21, 1998


J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716


We hereby consent to the inclusion of our report dated
August 21, 1998, in the quarter report of Cronus Corporation on Form 10-QSB for the period ended June 30, 1998.


/s/
J. Dennis Bartlett, P.C.
Tucson, Arizona
August 21, 1998

CRONUS CORPORATION
Balance Sheet
As of June 30, 1998

                               JUNE            JUNE           DECEMBER
                               1998            1997            1997
ASSETS
Current Assets
  Cash                         $    12,341         18,909         1,195
  Other current assets               2,807              0         3,356
  Accounts receivable                5,111              0        10,338
  Prepaid expenses	               125,000          2,000       125,000

 Total Current Assets          $   145,259         20,909       139,889

Fixed Assets
  Computer equipment                 3,071          3,071         3,071
  Office equipment/furniture         5,342          5,342         5,342
  Less: accumulated depreciation    (3,062)        (1,094)       (3,062)
  Proved property                  217,728         63,500       217,728
  Unproved properties              130,618         43,793       121,390
  Wells and related eqiup.           5,200              0         5,200
   Less: accumulated depreciation   (1,543)             0        (1,543)

 Total Fixed Assets                357,354        116,612       348,126

Other Assets
  Prepaid consulting                31,250              0        31,250
  Deposits                           1,802          1,802         1,802
  Receivable from related company        0              0        19,212
  Investment in mining claims	     143,530        143,530       143,530
  Other investments                      0         18,918             0
  Goodwill, net of accumulated amortization
   and valuation allowance       1,410,694              0       516,829

Total Other Assets               1,587,276        164,250       712,623

TOTAL ASSETS                     2,089,889        301,771     1,200,638

LIABILITIES & SHAREHOLDERS' EQUITY
                               JUNE            JUNE           DECEMBER
                               1998            1997            1997
Current Liabilities
  Accounts Payable             $   186,230        162,252       171,347
  Bank overdraft                         0              0         4,518
  Drilling advance                  26,300              0        26,300
  Revenue distribution               1,093              0         4,536
  Due to related party             439,976              0       439,976
  Note payable-officers, shareholders
   And related entitles             58,630              0        80,129
  Notes payable-other net of
   Curent portion                  277,894         77,430       146,243
  Accrued expenses	               517,042        317,290       393,622
  Payroll taxes payable              2,267          4,185         2,896
  Liability not discharged in bankrutcy  0      2,930,134             0

TOTAL CURRENT LIABILITIES        1,518,242      3,491,291     1,269,567

LONG TERM LIABILITIES
  Notes payable-other               56,000         16,000        16,000
  Investment in joint venture            0              0        40,508

TOTAL LIABILITIES                1,574,242      3,507,291     1,326,075

STOCKHOLDERS' EQUITY
  Common Stock                      21,865         15,284        15,284
  Additional paid in capital     2,595,627        823,931     1,801,826
  Recievable from sale of stock          0              0      (175,981)
  Treasury stock                      (250)        (3,364)         (250)
  Retained Earnings	            (1,766,316)    (3,857,922)   (3,585,856)
  Net income year to date         (335,279)      (183,449)    1,819,540

  TOTAL STOCKHOLDERS' EQUITY       515,647     (3,205,520)     (125,437)

TOTAL LIABILITIES &
  SHAREHOLDERS' EQUITY          $2,089,889        301,771     1,200,771


CRONUS CORPORATION
Profit and Loss
January through March 1998
                       JAN-JUNE   JAN-JUNE    APRIL-JUNE   APRIL-JUNE
                         1998       1997       1998          1997


INCOME
  Bayou Pierre - Gas    $12,790           0       6,169            0
  Falco - Oil             1,350           0       1,350            0

OPERATING EXPENSES
  Automobile expense        205          50          74           50
  Bank charges              510         112         352           72
  Bonus                   7,400           0           0            0
  Commissions                 0       8,000           0        8,000
  Contributions             200           0           0            0
  Dues & subscriptions    3,458           0       2,645            0
  Education                 100           0         100            0
  Equipment rental          548           0         192            0
  Fees                    2,795       2,446       1,415        1,086
  Insurance                 300         947         300          947
  Interest               29,231           0      14,554            0
  Internet access            88          60          88           60
  Licenses & permits        415           0         360            0
  Maintenance expense     1,874           0           0            0
  Marketing                   0         582           0          492
  Office                  2,717         533       1,003          325
  Operating expense      71,700       5,000      37,425        5,000
  Payroll               144,333     122,500      75,833       65,250
  Payroll taxes           4,426       3,265       2,043        1,885
  Postage & delivery      2,106         616         938          580
  Printing                    0       2,361           0           50
  Professional fees      47,544      27,056      35,576       22,740
  Proxy                      85           0           0            0
  Rent                    6,715       3,914       4,141        1,957
  Royalties               3,939           0       2,154            0
  Supplies                5,733       1,127       3,761          869
  Taxes                      50          50          50           50
  Telephone               3,473       2,734       1,858        1,616
  Travel & entertainment  8,175       1,703       3,762        1,277
  Utilities                 524         390         320          248
  Web site hosting fee      775           0           0            0

TOTAL EXPENSE           349,419     183,449     188,944      112,554

NET INCOME             (335,279)   (183,449)   (181,425)    (112,554)


Please see Audited Financial Statements and Notes for the years ended December 31, 1997 and 1996, dated June 10, 1998, filed as an exhibit to the Company's 1997 10-KSB on June 15, 1998.

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

As described more fully below, management expects to receive income from PetroSun oil and gas leases in Louisiana during 1998.

The Company is currently in the process of acquiring Rancho
El Laurel, S.A., a Costa Rican company whose primary asset is ownership of 5,500 acres of hardwood forest in Costa
Rica. The Company anticipates closing this acquisition by the end of August, 1998.

As can be seen in the financial statements, the Company has incurred losses from operations and has deficits in working capital. The Company earned minimal income from its first quarter operations do to the ongoing rehab of the Shut-in wells in Louisiana, however, it expects to receive income in the next quarter from those oil and gas leases. The company has five drilling projects funded for the next two quarters and expects to raise additional funding as needed. The drilling projects are further explained below. There can be no assurance that a cash flow will be generated or that funding will be raised. The Company currently has no commitments for any type of funding, and there is no assurance that the Company will be able to obtain any such financing or that such financing, if obtainable, will be on terms necessary to enable the Company to operate profitably.

Future Business Strategy and Operations.

The Company's ongoing business strategy is to create and expand its reserve base and cash flow primarily through the following:

1. Raising significant capital to conduct assessments of the economical feasibility of extracting minerals from its properties, and to take advantage of leading edge technologies such as horizontal drilling, pulse plasma secondary recovery and 3-D seismic exploration projects.

2. Position itself with strategic sources of capital and partners that can react to opportunities in the oil and gas, timber and mining businesses when they present themselves.

3.  Developing alliances with oil and gas industry partners.

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

The steps the Company intends to take to assess the feasibility of its current projects are described below.
There can be no assurance that the Company will be able to place such oil and gas or timber assets into production or to conclude such feasibility assessments, or that if it is able to do so, that it will be able to engage in oil and gas, timber and/or mining operations profitably.

OIL AND GAS PLAN OF OPERATIONS

The Company's primary objective will be to place the oil and gas assets of its subsidiary into production. PetroSun controls oil and gas leases on approximately 2,200 acres of land in Louisiana referred to as Bayou Pierre Project. The leases contain 17 proven developed oil and gas wells. These wells have been shut-in since the late 1980's due to the then low price of oil and gas and due to the property then being subject to litigation unrelated to the Company. It will be necessary to change the pumps on the pumping wells and conduct related maintenance work that is normal for this type operation. Currently, 13 of the wells have been rehabilitated and placed into production. The Company estimates that the cost to complete the rehabilitation of the wells to be $150,000. The leases also contain an additional 105 proven undeveloped vertical or 30 horizontal locations, 4 Puluxy and 4 Glen Rose, which the Company plans to drill if economically feasible.

Drilling Projects

Louisiana:
PetroSun has joint ventured with Vector Horizontal Inc. and Tiger Exploration & Production Inc. to drill a horizontal Nacatoch gas well (William Prince #20) on the Bayou Pierre lease. The drilling is anticipated to begin in September 1998. The drilling cost have been funded for this project. Also, PetroSun has Joint Ventured with Tedan and Tiger Exploration & Production Incorporated to drill a Paluxy / Glen Rose test well (William Prince #21) on the Bayou Pierre Lease. The drilling is anticipated to begin in December 1998. The drilling cost have been funded for this project.

New Mexico:
On October 22, 1997, PetroSun acquired the Red Dog
Prospect located in McKinley County, New Mexico, covering 1,921.18 acres. The Red Dog Prospect is situated on a northeast - southwest trending anticlinal fold on the Chaco Slope of the San Juan Basin. Seismic data indicates a feature in the Entrada formation that has been interpreted as a reflection from an oil-water contact. In a homogenous sandstone such as the Entrada a 30 foot oil column is needed before an oil-water contact can be detected. Analysis of satellite imagery confirmed that there is micro-seepage to the surface. The hydrocarbon reflectance covers approximately 1420 acres. The Entrada has excellent reservoir quality, with an average porosity of 23.6% and an average permeability of 315 millidarcies. On 40 acre spacing, recoverable reserves are estimated to be 456,800 barrels of oil for a well with 30 feet of pay and a water drive recovery of 35%. The secondary objectives of the Red Dog Prospect include the Dakota at 3,300 feet and the Mancos at 2,900 feet. PetroSun anticipates drilling the initial test well in the Entrada by the end of 1998. PetroSun has joint ventured with industry partners to raise the funds for this prospect.

PetroSun acquired the Cholla Tank Prospect located in McKinley County, New Mexico on November 22, 1997. The
Cholla Prospect is situated on a northeast - southwest trending anticlinal fold on the Chaco Slope of the San Juan
Basin.

Seismic data indicates a feature in the Entrada formation that has been interpreted as a reflection from an oil-water contact. In a homogenous sandstone such as the Entrada a 30 foot oil column is needed before an oil-water contact can be detected. Analysis of satellite imagery confirmed that there is microseepage to the surface. The Entrada has excellent reservoir quality, with an average porosity of 23.6% and an average permeability of 315 millidarcies. On 40 acre spacing, recoverable reserves are estimated to be 456,800 barrels of oil for a well with 30 feet of pay and a water drive recovery of 35%. The secondary objectives of the Cholla Prospect include the Dakota at 3,300 feet and the Mancos at 2,900 feet. PetroSun is currently in the process of surveying and permitting the initial test well and anticipates drilling to commence by the end of 1998 with funding from industry partners. The Cholla Tank Prospect is a direct offset to PetroSun's Red Dog Prospect.

Australia:
Triple JJJ Resources Pty., Ltd.
On February 14, 1998, the Company entered into a letter agreement to acquire all the outstanding shares of Triple "J" Resources Pty., LTD. ("JJJ"). JJJ is the holder of ATP 594P, a 375,000 acre oil and gas concession located in Queensland, Australia within the oil and gas producing region of the Eromanga basin. JJJ has a farmout agreement with Icon Oil, NL by which Icon agreed to drill the first test well on ATP 594P, and to thereafter provide 50% of the costs of any additional wells in return for half of the Company's interest in ATP 594P. The Company has sold a half interest in JJJ to Tiger Tool, Inc. and Tiger Exploration & Production, Inc., effectively leaving the Company with a 25% interest in ATP 594P.

On April 16, 1998, Cronus announced the completion of drilling on the first well on ATP 594P, the Taylor Franks No. 1 well in the Eromanga Basin of east-central Australia. The well reached a total depth of 2,643 meters with gas shows from 2,520 to 2,643 meters. Two drill stem tests were performed in the Toolachee and Patchawarra formations in the Permian section. The tests indicated non-commercial gas flow rates of approximately 10,000 cubic feet per day with no water.

The results of this first well indicate good structure and the presence of gas in this province. The flow results and penetration rate confirmed a tight reservoir and lack of sufficient porosity at this location, thus the well was plugged. While proving that there is gas on this concession, the next step is to drill a confirmation well in the same zone that has greater porosity and provides commercially viable flow rates to capitalize on this find. Cronus and Icon Oil NL have determining a second location for the next well and anticipates the well to be spudded in early 1999 on the concession.

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

With the establishment of commercial production on any prospect, further development wells may be drilled during the balance of 1998.

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

The success of the Company will be materially dependent upon the success of its exploratory and developmental drilling program. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although the Company believes that its use of available data and other advanced technologies should increase the probability of success of its exploratory wells and should reduce average finding costs, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, seismic data and other advanced technologies only assist geoscientists in identifying subsurface structures and do not enable the interpreter to know whether hydrocarbons are in fact present in such structures. In addition, the use of seismic data and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies and the Company could incur losses as a result of such expenditures. The Company's future drilling activities may not be successful, and if unsuccessful, such failure will have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company's overall drilling success rate or its drilling success rate for activity within a particular project area will not decline. The Company may choose not to acquire option and lease rights prior to acquiring seismic data and, in many cases, the Company may identify a prospect or drilling location before seeking option or lease rights in the prospect or location. Although the Company has identified numerous drilling prospects, there can be no assurance that such prospects will ever be drilled (or drilled within the scheduled or budgeted time frame) or that oil or natural gas will be produced from any such prospects or any other prospects. In addition, prospects may initially be identified through a number of methods, some of which do not include interpretation of seismic data. Wells that are currently included in the Company's capital budget may be based upon statistical results of drilling activities in other project areas that the Company believes are geologically similar, rather than on analysis of seismic or other data. Actual drilling and results are likely to vary from such statistical results and such variance may be material. Similarly, the Company's drilling schedule may vary from its capital budget because of future uncertainties, including those described elsewhere.

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


Financial Requirements and Source of Funds.
The Company is currently rehabilitating the shut-in oil and gas wells by setting compressors and pumps which will allow
PetroSun, to put its revenue producing assets in Louisiana into production starting in October, 1997. The Company believes that after an expenditure of $150,000, PetroSun's oil and gas production in Louisiana should produce net revenues sufficient to cover general and administrative expenses of the Company of through the next six months.

Thereafter, the Company believes it will need to raise at least $2,000,000 in order to conduct testing and drilling of its oil and gas properties. Such funds may be sought through the issuance of additional shares of the Company's Common Stock or other equity securities, through debt financing, or through various arrangements, including joint ventures and/or mergers, with third parties. However, the Company currently has no commitments for any type of funding, and there is no assurance that the Company will be able to obtain any such financing or that such financing, if obtainable, will be on terms necessary to enable the Company to operate profitably. If the Company is unsuccessful in completing a private type placement, or if additional funds are necessary either before or after such a transaction, it is uncertain at this time what actions the Company will take. Possibilities include other debt or equity financings or the sale of existing assets.

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

During the second quarter of 1998 ending on June 30, 1998, no form 8-K reports were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONUS CORPORATION
DATE: August 24, 1998	By:

__/s/_________________
James W. McCabe,
President and Director


15