Form 10QSB
period 1998-09-30
CRONUS CORP
filed 1998-11-23
CIK 317810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the fiscal quarter ended September 30, 1998

                           Commission File No. 0-9297

                               CRONUS CORPORATION
                              a NEVADA corporation

                                    36-388074
                    (I.R.S. Employer Identification Number)


                 800 SEAGATE DRIVE #203, NAPLES, FLORIDA 34103

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

          Class               Outstanding as of October 1, 1998
      $.001 PAR VALUE                 30,674,285 SHARES
       COMMON STOCK

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Audited Financial Statements for the years ended December 31, 1997 and 1996, dated June 10, 1998. 1997 10- KSB filed June 15, 1998.

                                     PART 1

ITEM 1. Financial Statements

J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716

Cronus Corporation
Tucson, Arizona

I have compiled the accompanying balance sheet of Cronus Corporation (and subsidiary PetroSun) as of September 30, 1998, December 31, 1997 and September 30, 1997 and the related consolidated statement of Profit and Loss for the three and nine months ended September 30, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants.

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

/s/ J. Dennis Bartlett, P.C.
November 20, 1998


J. Dennis Bartlett, P.C.
Certified Public Accountant
2421 E. 6th Street
Tucson, Arizona  85716

We hereby consent to the inclusion of our report dated November 20, 1998, in the quarter report of Cronus Corporation on Form 10-QSB for the period ended September 30, 1998.

/s/ J. Dennis Bartlett, P.C.
Tucson, Arizona
November 20, 1998

                               CRONUS CORPORATION
                                 Balance Sheet
                            As of September 30, 1998

                                             SEPTEMBER     SEPTEMBER    DECEMBER
                                               1998          1997         1997
                                               ----          ----         ----
                                     ASSETS
Current Assets
  Cash                                     $    17,752       1,869        1,195
  Other current assets                           2,807           0        3,356
  Stock Subscription receivable                127,500           0            0
  Accounts receivable                            3,054           0       10,338
  Prepaid expenses                                   0       2,000      125,000

 Total Current Assets                      $   151,113       3,869      139,889

Fixed Assets
  Computer equipment                             3,071       3,071        3,071
  Office equipment/furniture                     5,342       5,342        5,342
  Less: accumulated depreciation                (3,062)     (1,094)      (3,062)
  Proved property                              217,729     217,500      217,728
  Unproved properties                          132,924      93,752      121,390
  Wells and related eqiup                        5,200           0        5,200
   Less: accumulated depreciation               (1,543)          0       (1,543)

 Total Fixed Assets                            359,661     318,571      348,126

Other Assets
  Prepaid consulting                           160,600           0       31,250
  Deposits                                       1,802       1,802        1,802
  Receivable from related company                    0           0       19,212
  Investment in mining claims                  143,530     143,530      143,530
  Other investments                                  0       4,203            0
  Goodwill, net of accumulated amortization
   and valuation allowance                   1,045,215           0      516,829

Total Other Assets                           1,351,147     149,535      712,623

TOTAL ASSETS                                 1,861,921     471,975    1,200,638


                       LIABILITIES & SHAREHOLDERS' EQUITY

                                          SEPTEMBER      SEPTEMBER     DECEMBER
                                            1998           1997          1997
                                            ----           ----          ----
Current Liabilities
  Accounts Payable                      $   153,453        151,772      171,347
  Bank overdraft                                  0              0        4,518
  Drilling advance                           26,300              0       26,300
  Revenue distribution                        2,511              0        4,536
  Due to related party                            0              0      439,976
  Note payable-officers, shareholders
   And related entitles                      34,659         28,730       80,129
  Notes payable-other net of
   Current portion                          266,772         76,925      146,243
  Accrued expenses                           16,711        361,040      393,622
  Payroll taxes payable                       1,263          2,868        2,896
  Liability not discharged in bankruptcy          0             0            0

TOTAL CURRENT LIABILITIES                   501,669        621,335    1,269,567

LONG TERM LIABILITIES
  Notes payable-other                             0              0       16,000
  Investment in joint venture                     0              0       40,508

TOTAL LIABILITIES                           501,669        621,335    1,326,075

STOCKHOLDERS' EQUITY
  Common Stock                               29,354         16,888       15,284
  Additional paid in capital              3,459,983      1,034,827    1,801,826
  Subscribed stock                          127,500              0            0
  Receivable from sale of stock                   0              0     (175,981)
  Treasury stock                               (250)        (3,364)        (250)
  Retained Earnings                      (1,766,316)    (3,857,922)  (3,585,856)
  Net income year to date                  (490,019)     2,660,211    1,819,540

  TOTAL STOCKHOLDERS' EQUITY              1,360,252       (149,360)    (125,437)

TOTAL LIABILITIES &
  SHAREHOLDERS' EQUITY                  $ 1,861,921    $   471,975   $1,200,638

                               CRONUS CORPORATION
                                Profit and Loss
                           January through March 1998

                             JAN-SEPT.     JAN-SEPT.     JULY-SEPT.   JULY-SEPT.
                               1998          1997          1998         1997
                               ----          ----          ----         ----
INCOME
  Bayou Pierre - Gas       $  20,942              0        8,152             0
  Falco - Oil                  1,350              0            0             0
  Grawhawk Oil & Gas               0          2,000            0         2,000

 Total                        22,292          2,000        8,152         2,000

OPERATING EXPENSES
  Automobile expense             204             80            0            30
  Bank charges                   591            178           81            67
  Bonus                        7,400              0            0             0
  Commissions                      0          8,000            0             0
  Contributions                  200              0            0             0
  Dues & subscriptions         3,938            221          480           221
  Education                      300              0          200             0
  Equipment rental               548              0            0             0
  Fees                         2,901          4,026          106         1,580
  Insurance                      300          2,933            0         1,985
  Interest                    34,954              0        5,723             0
  Internet access                176            120           88            60
  Licenses & permits             650             10          235            10
  Maintenance expense          1,874              0            0             0
  Marketing                        0            942            0           360
  Office                       3,136          2,790          419         1,130
  Operating expense           88,263          5,000       16,563             0
  Payroll                    155,233        190,250        3,500        67,750
  Payroll taxes                4,694          5,104          268         1,885
  Postage & delivery           2,528          1,094          421           478
  Printing                         0          2,361            0             0
  Professional fees           53,870         34,389        6,326         7,332
  Proxy                           85              0            0             0
  Rent                         8,801          6,447        2,086         2,533
  Royalties                    6,450              0        2,511             0
  Supplies                     6,186              0          453             0
  Taxes                           50             50            0             0
  Telephone                    5,915          4,581        2,442         1,847
  Travel & entertainment       8,197          2,385           22           682
  Utilities                      764            962          239           572
  Web site hosting fee           775              0            0             0

TOTAL EXPENSE                391,583        271,923       42,163        88,473

NET OPERATING INCOME        (369,291)      (269,923)     (34,011)      (86,473)

OTHER INCOME
  Extraordinary gain               0      2,930,134            0     2,930,134
  Sales of assets           (144,100)             0     (144,100)            0
  Reversed interest           23,372              0       23,372             0

NET INCOME                 $(490,019)   $ 2,660,211    $(154,739)   $2,843,661

Please see Audited Financial Statements and Notes for the years ended December 31, 1997 and 1996, dated June 10, 1998, filed as an exhibit to the Company's 1997 10-KSB on June 15, 1998.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

Disclosure Regarding Forward-Looking Statements. This report on Form 10-KSQ includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Management's Discussion and Analysis or Plan of Operations" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to have been correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to, the Company's ability to generate additional capital, risks inherent in oil and gas acquisitions, exploration, drilling, development and production, price volatility of oil and gas, competition, shortages of equipment, services and supplies, government regulation, environmental matters, financial condition of the other companies participating in the exploration, development and production of oil and gas programs and other matters. All written and oral forward- looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

As described more fully below, management expects to receive income from PetroSun oil and gas leases in Louisiana during 1998. The Company has incurred losses from operations and has deficits in working capital. The Company earned minimal income from its first three quarters of operations do to the ongoing rehabilitation of the shut-in wells in Louisiana, however, it expects to receive income in the next quarter from those oil and gas leases. The drilling projects are further explained below. There can be no assurance that a cash flow will be generated or that funding will be raised. The Company currently has no commitments for any type of funding, and there is no assurance that the Company will be able to obtain any such financing or that such financing, if obtainable, will be on terms necessary to enable the Company to operate profitably.

Future Business Strategy and Operations.

The Company's ongoing business strategy is to create and expand its reserve base and cash flow primarily through the following:

1. Raising significant capital to conduct assessments of the economical feasibility of extracting minerals from its properties, and to take advantage of leading edge technologies such as horizontal drilling and 3-D seismic exploration projects.

2. Position itself with strategic sources of capital and partners that can react to opportunities in the oil and gas industry when they present themselves.

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

The steps the Company intends to take to assess the feasibility of its current projects are described below. There can be no assurance that the Company will be able to place such oil and gas into production or to conclude such feasibility assessments, or that if it is able to do so, that it will be able to engage in oil and gas operations profitably.


OIL AND GAS PLAN OF OPERATIONS

The Company's primary objective is to place the oil and gas assets of its subsidiary into production. PetroSun controls oil and gas leases on approximately 2,200 acres of land in Louisiana referred to as Bayou Pierre Project. The leases contain 17 proven developed oil and gas wells. These wells were shut-in since the late 1980's due to the then low price of oil and gas and due to the property then being subject to litigation unrelated to the Company. Currently, 13 of the wells have been rehabilitated and placed into production. The Company estimates that the cost to complete the rehabilitation of the wells to be $150,000. The leases also contain an additional 105 proven undeveloped vertical or 60 horizontal locations, 4 Puluxy, 4 Glen Rose, and 2 Rodessa, which the Company plans to drill if economically feasible.

Drilling Projects

Louisiana:
PetroSun has joint ventured with Vector Horizontal Inc. to drill a horizontal Nacatoch gas well (William Prince #20) on the Bayou Pierre lease. The drilling commenced in the second week of November 1998. The drilling cost for this project is estimated to be $80,000. Also, PetroSun has Joint Ventured with Tedan to drill a Paluxy / Glen Rose test well (William Prince #21) on the Bayou Pierre Lease. The drilling is anticipated to begin in December 1998. The drilling cost for this project is expected to be $45,000.

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

PetroSun has joint ventured with industry partners, including Tiger Exploration & Production, Incorporated, to raise the funds for this prospect. In the event that Tiger Exploration & Production, Incorporated does not raise sufficient funds for this project in order to drill the initial test well by the end of 1998, PetroSun will be required to renegotiate the terms of the lease of this prospect or risk losing the lease.

PetroSun acquired the Cholla Tank Prospect located in McKinley County, New Mexico on November 22, 1997. The Cholla Prospect is situated on a northeast - southwest trending anticlinal fold on the Chaco Slope of the San Juan Basin. Seismic data indicates a feature in the Entrada formation that has been interpreted as a reflection from an oil-water contact. In a homogenous sandstone such as the Entrada a 30 foot oil column is needed before an oil-water contact can be detected. Analysis of satellite imagery confirmed that there is microseepage to the surface. The Entrada has excellent reservoir quality, with an average porosity of 23.6% and an average permeability of 315 millidarcies. On 40 acre spacing, recoverable reserves are estimated to be 456,800 barrels of oil for a well with 30 feet of pay and a water drive recovery of 35%. The secondary objectives of the Cholla Prospect include the Dakota at 3,300 feet and the Mancos at 2,900 feet. The Cholla Tank Prospect is a direct offset to PetroSun's Red Dog Prospect and drilling is anticipated to commence by the end of 1998.

PetroSun has joint ventured with industry partners, including Tiger Exploration & Production, Incorporated, to raise the funds for this prospect. In the event that Tiger Exploration & Production, Incorporated does not raise sufficient funds for this project in order to drill the initial test well by the end of 1998, PetroSun will be required to renegotiate the terms of the lease of this prospect or risk losing the lease.

Australia:
Triple JJJ Resources Pty., Ltd. On February 14, 1998, the Company entered into an agreement to acquire all the outstanding shares of Triple "J" Resources Pty., LTD. ("JJJ"). JJJ is the holder of ATP 594P, a 375,000 acre oil and gas concession located in Queensland, Australia within the oil and gas producing region of the Eromanga basin. JJJ has a farmout agreement with Icon Oil, NL by which Icon agreed to drill the first test well on ATP 594P, and to thereafter provide 50% of the costs of any additional wells in return for half of the Company's interest in ATP 594P. The Company has sold a half interest in JJJ to Tiger Tool, Inc. and Tiger Exploration & Production, Inc., effectively leaving the Company with approximately a 23% working interest and 16% net revenue interest in ATP 594P.

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

Pursuant to its acquisition of an interest in JJJ, Tiger Exploration & Production, Incorporated is obligated to carry Cronus for its share of the costs of drilling the next well on ATP 594P. In the event that Tiger Exploration & Production, Incorporated does not raise sufficient funds for this project in order to drill the next well Cronus will be required to raise the funds of up to $400,000 or risk losing its interest in that well.

Strategic Consulting and Administration, Inc.
On October 17, 1997, the Company entered into an agreement to acquire all the outstanding shares of Strategic Consulting and Administration, Inc. ("SCI"). SCI is the designated company to receive ATP 636P, a 640,000 acre oil and gas concession located in Queensland, Australia within the oil and gas producing region of the Eromanga basin. SCI cannot receive the Authority To Prospect until the issues surrounding the Native Title Claims Act have been resolved by the parliament of Queensland, Australia. The Company currently has no estimate as to how much it would cost to develop this prospect.

With the establishment of commercial production on any prospect, further development wells may be drilled during the balance of 1999.

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

Financial Requirements and Source of Funds.

The Company is currently rehabilitating the shut-in oil and gas wells by setting compressors and pumps which will allow it to put its revenue producing assets in Louisiana into production. The Company will need to place its oil and gas leases in Louisiana into production, and then must raise sufficient capital to fully develop its properties and acquire new prospects to develop revenues.

Thereafter, the Company believes it will need to raise at least $2,000,000 in order to fully conduct the drilling of its oil and gas properties in Louisiana. Such funds may be sought through the issuance of additional shares of the Company's Common Stock or other equity securities, through debt financing, or through various arrangements, including joint ventures and/or mergers, with third parties. However, the Company currently has no commitments for any type of funding, and there is no assurance that the Company will be able to obtain any such financing or that such financing, if obtainable, will be on terms necessary to enable the Company to operate profitably. If the Company is unsuccessful in completing a private type placement, or if additional funds are necessary either before or after such a transaction, it is uncertain at this time what actions the Company will take. Possibilities include other debt or equity financings or the sale of existing assets.

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

In addition to the uncertainty surrounding the eventual development of oil and gas on the Company's properties, the success of any operation which might be conducted is dependent upon the price of oil and gas on the domestic and world markets, which is subject to fluctuations, in part as a result of actions by central banks and government policies.

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

     None

ITEM 3.  Defaults Upon Senior Securities.

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None

ITEM 5.  Other Information

CHANGE IN CONTROL.

There has been a change in the management of the Company. On July 3, 1998, Mr. Jonathan Roberts resigned as President and Director of the Company. Additionally, Thomas J. Nieman, J. Dennis Bartlett, Jim Karten and Gordon M. LeBlanc, Jr., have since resigned their respective positions as directors of the Company. James W. McCabe was appointed as the President and a Director of the Company. Mr. McCabe has over 20 years of executive oil and gas experience in Texas, Oklahoma, Kansas and Ohio.

On August  6,  1998,  Douglas  Ohlman  was  appointed  chairman  of the Board of
Directors and David Naharin was appointed as a director. Mr. McCabe holds 2,500,000 shares of the company's common stock. Mr. Ohlman holds 3,013,248 shares of the company's common stock. Mr. Naharin holds 312,500 shares of the company's common stock. As the percentage holdings of new management approximates that of the departing management, the Company does not believe that a change in control has taken place. There are no agreements or understandings with respect to the voting of the stock held any member of management.

ITEM 6.  Exhibits and Reports on Form 8-K.

During the third quarter of 1998 ending on September 30, 1998, no form 8-K reports were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONUS CORPORATION
DATE: November 23, 1998 By:

__/s/_________________
James W. McCabe,
President and Director

15